Form 10-Q
CLARK USA INC /DE/
filed 1996-05-20
CIK 898444

============================================================================
				   UNITED STATES
			 SECURITIES AND EXCHANGE COMMISSION
			       Washington, D.C. 20549


				     FORM 10-Q


    \X\ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		 For the quarterly period ended March 31, 1996

		 OR

		TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
		For the transition period from  __________ to __________

		Commission file number 33-59144

		CLARK USA, INC.
		(Exact name of registrant as specified in its charter)


			   Delaware                       43-1495734
		(State or other jurisdiction        (I.R.S. Employer
		of incorporation or organization)     Identification No.)

			8182 Maryland Avenue              63105-3721
			St. Louis, Missouri               (Zip Code)
		(Address of principal executive offices)

	Registrant's telephone number, including area code (314) 854-9696

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (*) No ( )

     Number of shares of registrant's common stock, $.01 par value, outstanding as of May 10, 1996:
     Class                  Shares Outstanding
     Common Stock                  19,051,818
     Class A Common Stock          10,162,509

===============================================================================

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
Clark USA, Inc.:


     We have reviewed the accompanying consolidated balance sheet of Clark USA, Inc. (a Delaware corporation) and subsidiaries as of March 31, 1996, and the related consolidated statements of earnings and cash flows for the three month periods ended March 31, 1995 and 1996. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of obtaining an understanding of the System for the preparation of interim financial information, applying analytical review procedures to the financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Clark USA, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 2, 1996, we expressed an unqualified opinion on those statements.

     In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the financial statements from which it has been derived.


						COOPERS & LYBRAND L.L.P.

St. Louis, Missouri,
April 30, 1996

 CLARK USA, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)

							Reference          December 31,          March 31,
							  Note                1995                 1996
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                            $   103,729               $   104,628
   Short-term investments                                   2                46,116                    41,902
   Accounts receivable                                                      179,763                   190,632
   Inventories                                              3               290,444                   311,348
   Prepaid expenses and other                                                22,228                    21,655
   Advance crude oil purchase receivable                    6                 6,565                    11,077
									 ----------                ----------
	  Total current assets                                              648,845                   681,242

PROPERTY, PLANT AND EQUIPMENT                               7               550,872                   548,356
ADVANCE CRUDE OIL PURCHASE RECEIVABLE                       6                99,345                    97,817
OTHER ASSETS                                                4                65,860                    65,810
									 ----------                ----------
									$ 1,364,922               $ 1,393,225
									 ==========                ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                     $  307,528                $   354,119
   Accrued expenses and other                               5               46,301                     48,632
   Accrued taxes other than income                                          45,242                     41,866
									 ---------                 ----------
	  Total current liabilities                                        399,071                    444,617

LONG-TERM DEBT                                                             765,030                    768,244
DEFERRED INCOME TAXES                                                        7,677                         --
OTHER LONG-TERM LIABILITIES                                                 38,937                     39,332
CONTINGENCIES                                               8                   --                         --

STOCKHOLDERS' EQUITY:
   Common stock
      Common, $.01 par value, 19,051,818 issued                                190                       190
      Class A Common, $.01 par value, 10,162,509 issued                         90                       102
      Class B Common                                                             6                        --
      Class C Common                                                             6                        --
   Paid-in capital                                                         300,057                   299,991
   Advance crude oil purchase receivable from stockholders  6             (146,890)                 (144,635)
   Retained earnings (deficit)                              2                  748                   (14,616)
																 ---------                 ---------
	   Total stockholders' equity                                             154,207                   141,032
																 ---------                 ----------
															       $ 1,364,922               $ 1,393,225
									 =========                 =========

The accompanying notes are an integral part of these statements.

 CLARK USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in thousands)

             				                                       					             For the three months ended
                                  							Reference                                 March 31,
                                 							  Note                             1995                       1996
NET SALES AND OPERATING REVENUES                                           $       827,801             $      1,140,238

EXPENSES:
     Cost of sales                                                                (758,525)                 (1,024,554)
     Operating expenses                                                            (72,217)                   (100,189)
     General and administrative expenses                                           (13,650)                    (14,547)
     Depreciation                                                                   (7,033)                     (9,053)
     Amortization                                   4                               (2,890)                     (3,613)
									    --------------              --------------
										  (854,315)                 (1,151,956)
									    --------------              --------------

OPERATING LOSS                                                                     (26,514)                    (11,718)

     Interest and financing costs, net          2, 4, 5, 6                         (12,930)                    (12,718)
									    --------------              --------------

LOSS BEFORE INCOME TAXES                                                           (39,444)                    (24,436)

     Income tax benefit                                                             14,843                       9,196
									    --------------              --------------

NET LOSS                                                                   $       (24,601)            $       (15,240)
									    ==============              ==============

The accompanying notes are an integral part of these statements.


 CLARK USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

								     For the three months
									ended March 31,
								 1995                   1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $     (24,601)         $    (15,240)
  Adjustments:
       Depreciation                                                     7,033                 9,053
       Amortization                                                     3,905                 6,289
       Accretion of Zero Coupon Notes                                   4,139                 4,561
       Share of earnings of affiliates, net of dividends                 (569)                  333
       Deferred income taxes                                          (14,850)               (9,380)
       Other                                                              263                (1,418)

  Cash provided by (reinvested in) working capital -
       Accounts receivable, prepaid expenses and other
								      (97,631)              (11,829)
       Inventories                                                   (137,417)              (20,987)
       Accounts payable, accrued expenses, taxes other than
	  income, and other                                           202,583                45,363
								 ------------           -----------
	    Net cash (used in) provided by operating activities       (57,145)                6,745
								 ------------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                                  (5,862)                   14
  Sales of short-term investments                                          --                 4,000
  Expenditures for property, plant and equipment                       (8,105)               (7,403)
  Expenditures for turnaround                                            (569)               (3,574)
  Refinery acquisition expenditures                                   (68,112)                   --
  Proceeds from disposals of property, plant and equipment             15,023                 3,621
  Advance crude oil purchase receivable                                    --                (2,984)
								 ------------           -----------
	   Net cash used in investing activities                      (67,625)               (6,326)
								 ------------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt payments                                                  (4)               (1,347)
  Proceeds from sale of stock                                         135,500                 2,255
  Stock issuance costs                                                 (2,995)                  (66)
  Deferred financing costs                                            (14,355)                 (362)
								 ------------           -----------
	   Net cash provided by financing activities                  118,146                   480
								 ------------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (6,624)                  899
CASH AND CASH EQUIVALENTS, beginning of period                        126,384               103,729
								 ------------           -----------
CASH AND CASH EQUIVALENTS, end of period                        $     119,760         $     104,628
								 ============           ===========

The accompanying notes are an integral part of these statements.

 FORM 10-Q - PART I
ITEM 1 Financial Statements (continued)

Clark USA, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 1996
(tabular dollar amounts in thousands of US dollars)

1.     Basis of Preparation

     The unaudited consolidated balance sheet of Clark USA, Inc. and Subsidiaries (the "Company"), a Delaware corporation, as of March 31, 1996, and the related consolidated statements of earnings and cash flows for the three month periods ended March 31, 1995 and 1996, have been reviewed by independent accountants. Clark Refining & Marketing, Inc. ("Clark"), a subsidiary of the Company, makes up the majority of the consolidated financial information. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. The results of this interim period are not necessarily indicative of results for the entire year.

     Certain reclassifications have been made to the operating and general administrative expenses in the 1995 financial statements to conform to current year presentation.

     The financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1995.

     The Company's earnings and cash flow from operations are primarily dependent upon processing crude oil and selling quantities of refined petroleum products at margins sufficient to cover operating expenses. Crude oil and refined petroleum products are commodities, and factors largely out of the Company's control can cause prices to vary, in a wide range, over a short period of time. This potential margin volatility can have a material effect on financial position, current period earnings and cash flow.


2.     Short-term Investments

     The Company's short-term investments are all considered "Available-for-Sale" and are carried at fair value with the resulting unrealized gain or loss (net of applicable taxes) shown as a component of retained earnings.

     Short-term investments consisted of the following:

					  December 31, 1995                            March 31, 1996
				     Amortized     Unrealized     Aggregate     Amortized     Unrealized    Aggregate
Major Security Type                  Cost          Gain/(Loss)    Fair Value    Cost          Gain/(Loss)  Fair Value


U.S. Debt Securities                  $ 46,116      $   --         $ 46,116      $ 42,102      $ (200)       $ 41,902

     The net unrealized position at March 31, 1996 included gains of $0.0 million and losses of $0.2 million (December 31, 1995 -- gains of $0.1 million and losses of $0.1 million).

      The contractual maturities of the short-term investments at March 31, 1996 were:

						     Amortized             Aggregate
						       Cost                Fair Value


     Due in one year or less                         $ 27,058              $ 27,023
     Due after one year through five years             15,044                14,879
											      -------                -------
											     $ 42,102              $ 41,902
						      =======                ======

     Although some of the contractual maturities of these short-term investments are over one year, management's intent is to use the funds for current operations and not hold the investments to maturity.

     For the three month period ended March 31, 1996, proceeds from the sale of Available-for-Sale securities was $4.0 million with no realized gains or losses recorded for the period. For the same period in 1995, their were no sales of Available-for-Sale securities. Realized gains and losses are presented in "Interest and financing costs, net" and are computed using the specific identification method.

     The change in the net unrealized holding gains or losses on Available-for-Sale securities for the three month period ended March 31, 1996, was a loss of $0.2 million ($0.1 million after taxes). For the same period in 1995, the change in the net unrealized holding gains or losses was a gain of $0.7 million ($0.5 million after taxes).


3.     Inventories

     The carrying value of inventories consisted of the following:

						December 31,             March 31,
						  1995                     1996

     Crude oil..........................         $     90,635             $     130,291
     Refined and blendstocks............              163,915                   143,638
     Convenience products...............               20,532                    22,767
     Warehouse stock and other .........               15,362                    14,652
						  -----------               -----------
						 $    290,444              $    311,348
						  ===========               ===========

     The market value of these inventories at March 31, 1996 was approximately $33.2 million above the carrying value (December 31, 1995 - $5.4 million).


4.     Other Assets

     Amortization of deferred financing costs for the three month period ended March 31, 1996, was $2.5 million (1995 - $1.0 million), and is included in "Interest and financing costs, net".

     Amortization of turnaround costs for the three month period ended March 31, 1996, was $3.6 million (1995 - $2.9 million).

 5.     Interest and Financing Costs, Net

     Interest and financing costs, net, consisted of the following:

							       For the three months
								  ended March 31,
							  1995                        1996
     Interest expense................................     $     14,411                $     20,056
     Financing costs.................................            1,015                       2,506
     Interest and finance income (see Note 6)........           (1,845)                     (9,616)
							   -----------                  ----------
								13,581                      12,946
     Capitalized interest............................             (651)                       (228)
							   -----------                  ----------
							  $     12,930                $     12,718
							   ===========                 ===========

     Accrued interest payable at March 31, 1996, of $14.9 million (December 31, 1995 - $8.4 million) is included in "Accrued Expenses and Other".


6.     Advance Crude Oil Purchase Receivable

     The Company has advance crude oil purchase receivables from Occidental Petroleum Corporation (Occidental) and Gulf Resources Corporation (Gulf). These advance crude oil purchase receivables are being accounted for as financial instruments and are recorded at cost which approximated market at March 31, 1996. To the extent the advance crude oil purchase receivables were acquired by the issuance of stock, they were recorded as a reduction to Stockholders' Equity. The issuance of stock is recognized as the principal portion of the receivable is amortized. Finance income and the reduction of principle related to the notes is recognized according to the interest method of amortization with gross proceeds from the sale of crude oil delivered allocated between principal recovery (for both the note recorded as an asset and the note recorded as a reduction to stockholders' equity) and finance income. This allocation is based on the implicit yield of the transactions, which yield is a function of the expected future cash flow stream relative to the value of the advance crude oil purchase receivable assets on the date of acquisition. The projected cash flow stream is determined by reference to the applicable forward oil markets. At March 31, 1996, the implicit yield for the Occidental and Gulf transactions was 9.2% and 17.2%, respectively.

     The Company received proceeds totaling $6.4 million, net of hedging activity, from these transactions for the period ended March 31, 1996. Proceeds reflected the two scheduled monthly payments on the note receivable. The Advance Crude Oil Purchase Receivable, recorded as an asset, net of hedging activity, increased by $3.0 million and the Advance Crude Oil Purchase Receivable, recorded as a reduction to stockholders' equity, was reduced by $2.3 million as a result of cash proceeds in the first quarter. This reduction had the effect of increasing stockholders' equity. For the three month period ended March 31, 1996, the Company recorded finance income of $7.1 million which is included in "Interest and Financing Costs, Net".


7.     New Accounting Standard Adopted

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived
 Assets and for Long-Lived Assets to be Disposed of.   The standard requires
that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable with future cash flows. Implementation of this SFAS did not result in an impairment loss.

     The Company has expended approximately $25 million on a project to produce low sulfur diesel fuel at the Hartford refinery ("DHDS Project") which was delayed in 1992. Should the Company determine in the future to permanently discontinue this project, the carrying value of the DHDS Project may not be fully recoverable.


8.     Contingencies

     Clark and the Company are subject to various legal proceedings related to governmental regulations and other actions arising out of the normal course of business, including legal proceedings related to environmental matters.

     In early April, 1996, Clark learned that its Hartford, Illinois refinery is the subject of a Clean Air Act enforcement referral by the United States Environmental Protection Agency to the United States Department of Justice. The referral pertains to alleged violations of the Clean Air Act and regulations promulgated thereunder in the operation and permitting of the Hartford refinery fluid catalytic cracking unit ("FCCU") and alleged modification of the FCCU. Although a complaint has not yet been filed, the government requested additional information from Clark pursuant to Section 114 of the Clean Air Act for the stated purpose of completing its pre-enforcement evaluation. Clark is gathering the requested information and is otherwise cooperating with the government in its investigation. No estimate can be made at this time of Clark's potential liability, if any, as a result of this enforcement referral.

     While it is not possible at this time to establish the ultimate amount of liability with respect to such contingent liabilities, Clark and the Company are of the opinion that the aggregate amount of any such liabilities, for which provision has not been made, will not have a material adverse effect on their financial position, however, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

 ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Clark USA, Inc. (the "Company" or "Clark USA") owns all of the outstanding capital stock of Clark Refining & Marketing, Inc. ("Clark"). Clark USA also owns all of the outstanding capital stock of Clark Pipe Line Company. Because Clark is the principal subsidiary of the Company, a discussion of the Company's results of operations consists principally of a discussion of Clark's results of operations.

     Certain reclassifications were made to 1995 operating expenses and general and administrative expenses to conform to current period presentation. In addition, certain reclassifications were made to 1995 refining division results for the Port Arthur refinery and Blue Island, Hartford and Other Refining to allocate certain crude oil acquisition and inventory management results and conform to current period presentation. Such reclassifications did not change the Company's total results of operations.

Results of Operations

Financial Highlights

     The following tables reflect the Company's financial and operating highlights for the three month periods ended March 31, 1995 and 1996. All dollars listed are in millions except per barrel, per gallon and other statistical data.

Financial Results: (a)

							    For the three months
								ended March 31,
							    1995                1996

Net sales and operating revenues                            $     827.8         $ 1,140.2
Cost of sales                                                     758.5           1,024.5
Operating expenses                                                 72.2             100.2
General and administrative expenses                                13.7              14.5
Depreciation and amortization                                       9.9              12.7
Interest and financing costs                                       14.8              22.3
Interest and financing income                                       1.9               9.6
---------------------------------------------------------------------------------------------
Loss before income taxes                                          (39.4)            (24.4)
Income tax benefit                                                 14.8               9.2
---------------------------------------------------------------------------------------------
Net loss                                                   $      (24.6)     $      (15.2)
=============================================================================================

Operating Income:
Refining contribution to operating income                  $      (20.5)     $       (4.8)
Retail contribution to operating income                             8.2               9.1
Corporate general and administrative                                4.3               3.3
Depreciation and amortization                                       9.9              12.7
---------------------------------------------------------------------------------------------
Operating loss                                             $      (26.5)     $      (11.7)
=============================================================================================

(a) This table provides supplementary data and is not intended to represent an income statement presented in accordance with generally accepted accounting principles.

     The Company's net loss and operating loss for the first quarter of 1996 narrowed over the comparable period in 1995 due to a rebound in refining margins reflecting more normal winter demand for distillates and continued strong demand for gasoline. Weather was unseasonably warm in the prior year's first quarter reducing industry-wide demand for petroleum products. The majority of the Company's products are commodities that are subject to seasonal and market volatility. Net sales and operating revenues increased significantly over the prior year because of the inclusion in 1996 of a full quarter of incremental sales from production at the Port Arthur refinery, which was acquired on February 27, 1995.

 Refining

Refining Division Operating Statistics:

							  For the three months
							      ended March 31,
							    1995                1996


Port Arthur Refinery (acquired February 27, 1995)
Crude oil throughput (m bbls/day)                              179.7               199.0
Production (m bbls/day)                                        186.6               203.7

Gross margin ($/barrel of production)                        $ 1.83               $ 2.39
Operating expenses  ($/barrel of production)                 $ 2.08               $ 2.09

Net margin (millions)                                        $ (1.5)              $  5.7

Blue Island, Hartford and other refining
Crude oil throughput (m bbls/day)                             122.1                125.6
Production (m bbls/day)                                       125.3                132.3

Gross margin  ($/barrel of production)                       $ 1.55               $ 2.17
Operating expenses  ($/barrel of production)                 $ 2.83               $ 2.61

Net margin (millions)                                        $(14.5)              $ (5.4)

Clark Pipe Line net margin                                   $   0.1              $  0.5
Divisional G & A expenses (millions)                             4.6                 5.6
Contribution to operating income (millions)                  $ (20.5)             $ (4.8)

     The refining division reduced its quarterly loss by $15.7 million to $4.8 million in the first quarter of 1996 (1995 - loss of $20.5 million). Gulf Coast and Midwest industry refining margin indicators improved substantially in the current year's first quarter as compared to the unusually weak period a year ago. The principal factors that contributed to the poor industry margins in 1995 were the transition to reformulated gasoline in certain markets and an unseasonably warm winter, which reduced demand for heating oil. The Company's actual results in the first quarter of 1996 benefited from the industry margin improvement and the impact of rising crude oil prices on forward crude oil purchase commitments, but were tempered by increased refinery fuel gas costs caused by high winter demand for natural gas, lower chemical and by-product margins, higher relative foreign crude oil costs and weather-related crude oil supply delays. Port Arthur refinery results in 1996 reflected a full quarter of ownership as compared to one month in the first quarter of 1995.

     Refining production during the quarter was below capacity as routine maintenance was successfully completed on the alkylation unit at the Blue Island refinery and the vacuum unit at the Hartford refinery, while unscheduled repairs were completed on the coker unit at the Port Arthur refinery. Refinery production was reduced by an average of approximately 20,000 barrels per day in the first quarter of 1995 due to the poor industry refining margins and a fire in an operating unit at the Blue Island refinery. Per barrel operating expenses in the first quarter of 1996 and 1995 were negatively affected by the reduced production rates and 1996 expenses were increased by the higher market prices for refinery fuel gas.

     During the first four months of 1996, the commodity markets for crude oil and refined products were characterized by rising crude oil prices, daily volatility and steep premiums for prompt crude oil deliveries. The Company believes such conditions have been magnified in early 1996 due to inventory levels reaching 20 year lows and the perception of possible shortages. The Company believes refiners have reduced inventories as a result of strong winter demand, the prospect for lower crude oil and product prices caused by the possible return of Iraqi crude oil to the world markets and the desire by refiners to reduce their investment in working capital.
Current commodity market conditions have disrupted many normal options and futures relationships making it difficult for the Company to effectively hedge short-term price risk. Governmental agencies are investigating increased retail gasoline prices and considering strategies to reduce future prices.
The Company is unable to predict what effect, if any, the current state of commodity markets or potential government action may have on the Company's future results of operation.


Retail

Retail Division Operating Statistics:

						      For the three months
							 ended March 31,
						  1995                   1996
Gasoline volume (mm gals.)                          250.9                  236.5
Gasoline gross margin (c/gal)                         9.9c                  11.9c

Convenience product sales (millions)              $  51.8                $  58.5
Convenience product and other income (millions)      14.4                   16.3

Operating expenses (millions)                     $  26.2                $  29.8
Divisional G & A expenses (millions)                  4.8                    5.6
Contribution to operating income (millions)       $   8.2                $   9.1

Per Month Per Store
Company operated stores (average)                     838                    826
Gasoline volume (m gals.)                            99.8                   95.4
Convenience product sales (m)                     $  20.6                $  23.6
Convenience product gross margin (m)              $   5.7                $   5.8


     The retail division contribution to operating income of $9.1 million in the first quarter of 1996 exceeded year ago levels even though gasoline margins were squeezed by rapidly rising wholesale gasoline costs that the Company was not able to fully capture at the pump. Last year's first quarter gasoline margins per gallon were comparatively low due to significant promotional activity which increased volume, but lowered per gallon margins. Retail gasoline margins per gallon typically narrow when wholesale gasoline costs rise rapidly and widen when they fall rapidly. The improvement in first quarter results was realized from improved pricing strategies, strong performance from newly acquired stores and a modest gain on the sale of non-core stores. Convenience product and other income increased over the previous year primarily due to the gain on the sale of stores. Operating expenses increased over the prior year principally due to operating leases and other costs related to new store properties and increased costs related to the expansion of Clark's credit card programs.

     The Company continued to implement its targeted retail growth strategy in the first quarter by adding 10 high volume stores in its core Chicago market which raised its Chicago market share to approximately 10%. Early in the quarter, the Company completed its withdrawal from the Minnesota market. As part of its overall growth strategy, the Company expects to continue to consider retail store growth in both existing and new markets while also evaluating current markets for possible divestiture.

 Other Financial Highlights

     Corporate general and administrative expenses for the first quarter of 1996 were below the same period in 1995 principally because of the transfer of certain activities to the retail and refining divisions in the current year. Depreciation and amortization expenses for the first quarter of 1996 exceeded the comparable period of 1995 principally because of the newly acquired Port Arthur refinery.

     Increases in both interest expense and finance income in the first quarter of 1996 over 1995 were principally related to the advance crude oil production purchases and related financing completed in the fourth quarter of 1995. In addition, interest expense increased due to the amortization of bondholder consent fees incurred in 1995 and costs related to the expanded working capital facility.


Liquidity and Capital Resources

     Net cash used in operating activities, excluding working capital changes, for the first quarter of 1996 was $5.8 million, an improvement of $18.9 million from the year-earlier period. The improvement in cash flows resulted primarily from the improved refining market conditions. Working capital at March 31, 1996 was $236.6 million, a 1.53 to 1 current ratio, versus $249.8 million at December 31, 1995, a 1.63 to 1 current ratio.

     In general, the Company's short-term working capital requirements fluctuate with the price and payment terms of crude oil. Clark has in place a $400 million committed revolving line of credit expiring November 30, 1997 for the issuance of letters of credit primarily to support purchases of crude oil, other feedstocks and refined products. The amount available under the borrowing base associated with such facility at March 31, 1996 was $400 million and approximately $249 million of the facility was utilized for letters of credit. There were no direct borrowings under Clark's line of credit at March 31, 1996.

     Cash flows used in investing activities in the first quarter in 1996, excluding short-term investment activities for which management's intent is similar to cash and cash equivalents, decreased to $10.3 million from $61.8 million in the year-earlier period. The higher investing activities in 1995 resulted principally from the Port Arthur refinery acquisition which closed on February 27, 1995. Capital expenditures for property, plant and equipment totaled $7.4 million (1995 - $8.1 million) during the first quarter of 1996 with an additional $3.6 million (1995 - $0.6 million) for refinery maintenance turnaround expenditures. Refinery capital expenditures totaled $3.9 million in the first quarter of 1996 (1995 - $1.3 million), the majority of which was for discretionary projects at the Port Arthur and Hartford refineries. Retail capital expenditures for the first quarter of 1996 totaled $3.4 million (1995
- $6.8 million), the majority of which related to the purchase of equipment associated with the first quarter acquisition of stores in Chicago.

     Cash flows from financing activities declined in the first quarter of 1996 as compared to the prior year. Financing activities in 1995 related to the financing of the Port Arthur refinery acquisition.

     Funds generated from operating activities together with the Company's existing cash, cash equivalents and short-term investments are expected to be adequate to fund requirements for working capital and capital expenditure programs for the next year. Future working capital, discretionary capital expenditures, environmentally-mandated spending and acquisitions may require additional debt or equity financing.

 PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

     In early April, 1996, Clark learned that its Hartford, Illinois refinery is the subject of a Clean Air Act enforcement referral by the United States Environmental Protection Agency to the United States Department of Justice. The referral pertains to alleged violations of the Clean Air Act and regulations promulgated thereunder in the operation and permitting of the Hartford refinery fluid catalytic cracking unit ("FCCU") and alleged modification of the FCCU. Although a complaint has not yet been filed, the government requested additional information from Clark pursuant to Section 114 of the Clean Air Act for the stated purpose of completing its pre-enforcement evaluation. Clark is gathering the requested information and is otherwise cooperating with the government in its investigation. No estimate can be made at this time of Clark's potential liability, if any, as a result of this enforcement referral.

     On January 5, 1995, Clark received a Unilateral Administrative Order from the EPA pursuant to CERCLA alleging that "Clark Oil & Refining Corp." is a PRP with respect to shipments of hazardous substances to a solid waste disposal site known as the Ninth Avenue Site, Gary, Indiana. The alleged shipments all occurred prior to 1987. The Order instructs Clark and the other approximately ninety PRPs to design and implement certain remedial work at the site. Clark has informed the EPA that it is not a proper party to this matter, because its purchase of certain assets of a company previously operating under the "Clark" name ("Old Clark") was free and clear of all Old Clark liabilities. Information provided with the Order estimates that the remedial work may cost approximately $25 million. No estimate of liability can be made with respect to this proceeding at this time. In addition, on December 28, 1994, Clark was served with a summons and complaint brought by certain private parties seeking to recover all past and future response costs with respect to that site on the basis of shipments of hazardous substances allegedly made prior to 1987.
Clark moved to dismiss this action on the basis that the action is barred by the free and clear Order pursuant to which Clark purchased certain assets of Old Clark. The plaintiffs and one co-defendant opposed Clark's motion to dismiss. On April 19, 1996, the District Court denied Clark's Motion to Dismiss holding that at this early procedural stage of the case and prior to gathering facts regarding the plaintiffs opportunity to participate in the bankruptcy case which issued the free and clear order, the Court would not dismiss the case. No estimate of any liability with respect to this case can be made at this time.


ITEM 6 - Exhibits and Reports on Form 8-K

     (a)     Exhibits

	  Exhibit 27.0 - Financial Data Schedule

     (b)     Reports on Form 8-K

	  None

 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					     CLARK USA, INC.
					     (Registrant)




					     /s/  Dennis R. Eichholz
					     -------------------------------
					     Dennis R. Eichholz
					     Controller and Treasurer
					     (Authorized Officer and
					      Chief Accounting Officer)


May 13, 1996

[ARTICLE] 5
[MULTIPLIER]      1000

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               MAR-31-1996
[CASH]                                         104,628
[SECURITIES]                                    41,902
[RECEIVABLES]                                  192,296
[ALLOWANCES]                                     1,664
[INVENTORY]                                    311,348
[CURRENT-ASSETS]                               681,242
[PP&E]                                         704,740
[DEPRECIATION]                                 156,384
[TOTAL-ASSETS]                               1,393,225
[CURRENT-LIABILITIES]                          444,617
[BONDS]                                        768,244
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                           292
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                 1,393,225
[SALES]                                      1,137,999
[TOTAL-REVENUES]                             1,149,854
[CGS]                                        1,024,554
[TOTAL-COSTS]                                1,139,290
[OTHER-EXPENSES]                                12,438
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              20,056
[INCOME-PRETAX]                               (24,436)
[INCOME-TAX]                                   (9,196)
[INCOME-CONTINUING]                           (15,240)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (15,240)
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0