Form 10-Q
period 1996-06-30
CLARK USA INC /DE/
filed 1996-08-14
CIK 898444

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                     FORM 10-Q



X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended June 30, 1996

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes () No ( )

    Number of shares of registrant's common stock, $.01 par value, outstanding as of August 12, 1996:
    Class                                       Shares Outstanding
    Common Stock                                19,051,818
    Class A Common Stock                        10,162,509

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
Clark USA, Inc.:


    We have reviewed the accompanying consolidated balance sheet of Clark USA, Inc. (a Delaware corporation) and subsidiaries as of June 30, 1996, and the related consolidated statements of earnings for the three and six month periods ended June 30, 1995 and 1996 and cash flows for the six month periods ended June 30, 1995 and 1996. These financial statements are the responsibility of the Company's management.

    We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to the financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

                                                       COOPERS & LYBRAND L.L.P.

St. Louis, Missouri,
July 29, 1996


                        CLARK USA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands except per share data)


                                        Reference    December 31,    June 30,
                                          Note          1995           1996
          ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                          $103,729       $82,664
   Short-term investments                  2            46,116        26,791
   Accounts receivable                                 179,763       174,999
   Inventories                             3           290,444       335,076
   Prepaid expenses and other                           22,228        24,595
   Advance crude oil purchase receivable   6             6,565        11,612

   Total current assets                                648,845       655,737

PROPERTY, PLANT AND EQUIPMENT              7           550,872       546,159
ADVANCE CRUDE OIL PURCHASE RECEIVABLE      6            99,345        94,239
OTHER ASSETS                               4            65,860        64,960

                                                    $1,364,922    $1,361,095

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                 $  307,528      $305,976
   Accrued expenses and other              5            46,301        50,905
   Accrued taxes other than income                      45,242        51,113
   Total current liabilities                           399,071       407,994

LONG-TERM DEBT                                         765,030       771,958
DEFERRED INCOME TAXES                                    7,677           --
OTHER LONG-TERM LIABILITIES                             38,937        39,731
CONTINGENCIES                               8            --              --

STOCKHOLDERS' EQUITY:
   Common stock
      Common, $.01 par value, 19,051,818 issued            190           190
      Class A Common, $.01 par value, 10,162,509 issued     90           102
      Class B Common                                         6            --
      Class C Common                                         6            --
   Paid-in capital                                     300,057       299,876
   Advance crude oil purchase receivable
      from stockholders                     6         (146,890)     (141,481)
   Retained earnings (deficit)              2              748       (17,275)
   Total stockholders' equity                          154,207       141,412

                                                    $1,364,922    $1,361,095


The accompanying notes are an integral part of these statements.


                        CLARK USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                            (Dollars in thousands)

                                        Reference    For the three months
                                          Note          ended June 30,
                                                       1995        1996
NET SALES AND OPERATING REVENUES                    $1,337,798  $1,334,877

EXPENSES:
    Cost of sales                                   (1,204,502) (1,199,129)
    Operating expenses                                 (98,210)    (99,126)
    General and administrative expenses                (14,356)    (15,141)
    Depreciation                                        (7,603)     (9,239)
    Amortization                            4           (2,937)     (2,713)
                                                    (1,327,608) (1,325,348)

OPERATING INCOME                                        10,190       9,529

    Interest and financing costs, net    2, 4, 5, 6    (14,181)    (13,568)

LOSS BEFORE INCOME TAXES                                (3,991)     (4,039)

    Income tax benefit                                   1,512       1,442

NET LOSS                                               $(2,479)    $(2,597)

The accompanying notes are an integral part of these statements.

                        CLARK USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                             (Dollars in thousands)

                                                      For the six months
                                  Reference              ended June 30,
                                    Note                 1995      1996
NET SALES AND OPERATING REVENUES                     $2,165,599  $2,475,115

EXPENSES:
    Cost of sales                                    (1,963,027) (2,223,683)
    Operating expenses                                 (170,663)   (199,314)
    General and administrative expenses                 (27,770)    (29,689)
    Depreciation                                        (14,636)    (18,292)
    Amortization                        4                (5,827)     (6,326)
                                                     (2,181,923) (2,477,304)

OPERATING LOSS                                          (16,324)     (2,189)

    Interest and financing costs, net 2, 4, 5, 6        (27,111)    (26,286)

LOSS BEFORE INCOME TAXES                                (43,435)    (28,475)

    Income tax benefit                                   16,355      10,638

NET LOSS                                               $(27,080)   $(17,837)

The accompanying notes are an integral part of these statements.

                        CLARK USA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                `               For the six months
                                                  ended June 30,
                                                  1995      1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $(27,080)  $(17,837)
  Adjustments:
       Depreciation                              14,636     18,292
       Amortization                               8,434     11,506
       Accretion of Zero Coupon Notes             8,390      9,163
       Share of earnings of affiliates,
          net of dividends                         (908)        59
       Deferred income taxes                    (16,506)   (11,066)
       Other                                        638     (1,019)

  Cash provided by (reinvested in) working capital -
       Accounts receivable, prepaid expenses
          and other                            (103,217)       643
       Inventories                             (103,206)   (44,715)
       Accounts payable, accrued expenses, taxes other than
         income, and other                      164,751      9,182
    Net cash used in operating activities       (54,068)   (25,792)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments           (25,740)        25
  Sales of short-term investments                 7,942     19,000
  Expenditures for property, plant and equipment(18,110)   (14,613)
  Expenditures for turnaround                    (2,596)    (5,441)
  Refinery acquisition expenditures             (69,746)       --
  Proceeds from disposals of property, plant
     and equipment                               15,354      3,834
  Advance crude oil purchase receivable            --           59
   Net cash (used in) provided by investing
      activities                                (92,896)     2,864

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt payments                           (13)    (2,234)
  Proceeds from sale of stock                   135,500      5,409
  Stock issuance costs                           (2,995)        --
  Deferred financing costs                      (14,380)    (1,312)
   Net cash provided by financing activities    118,112      1,863

NET DECREASE IN CASH AND CASH EQUIVALENTS       (28,852)   (21,065)
CASH AND CASH EQUIVALENTS, beginning of period  126,384    103,729
CASH AND CASH EQUIVALENTS, end of period       $ 97,532   $ 82,664

The accompanying notes are an integral part of these statements.

FORM 10-Q - PART I
ITEM 1 Financial Statements (continued)

Clark USA, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 1996
(tabular dollar amounts in thousands of US dollars)

1.    Basis of Preparation

    The unaudited consolidated balance sheet of Clark USA, Inc., a Delaware corporation, and subsidiaries (the "Company"), as of June 30, 1996, and the related consolidated statements of earnings for the three month and six month periods ended June 30, 1995 and 1996, and statements of cash flows for the six month periods ended June 30, 1995 and 1996, have been reviewed by independent accountants as noted in their report included herein. Clark Refining & Marketing, Inc. ("Clark"), a subsidiary of the Company, makes up the majority of the consolidated financial information. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. The results of this interim period are not necessarily indicative of results for the entire year.

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

    Short-term investments consisted of the following:

                           December 31, 1995               June 30, 1996
                    Amortized Unrealized  Aggregate  Amortized  Unrealized Aggregate
Major Security Type   Cost    Gain/(Loss) Fair Value   Cost    Gain/(Loss) Fair Value
U.S. Debt Securities $ 46,116   $  --      $ 46,116  $27,091     $(300)    $ 26,791

    The net unrealized position at June 30, 1996 included gains of $0.0 million and losses of $0.3 million (December 31, 1995 -- gains of $0.1 million and losses of $0.1 million).

    The contractual maturities of the short-term investments at June 30, 1996 were:

                                          Amortized           Aggregate
                                             Cost            Fair Value
    Due in one year or less                $12,077             $12,030
    Due after one year through five years   15,014              14,761
                                           $27,091             $26,791

    Although some of the contractual maturities of these short-term investments are over one year, management's intent is to use the funds for current operations and not hold the investments to maturity.

    For the three month and six month periods ended June 30, 1996, proceeds from the sale of Available-for-Sale securities were $15.0 million and $19.0 million, respectively, with no realized gains or losses recorded for the periods. For the same periods in 1995, proceeds from the sale of Available-for-Sale securities were $7.9 million with no realized gains or losses recorded for the periods. Realized gains and losses are presented in "Interest and financing costs, net" and are computed using the specific identification method.

    The change in the net unrealized holding gains or losses on Available-for-Sale securities for the three month and six month periods ended June 30, 1996, was a loss of $0.1 million ($0.1 million after taxes) and $0.3 million ($0.2 million after taxes), respectively. For the same periods in 1995, the change in the net unrealized holding gains or losses was a gain of $0.7 million ($0.5 million after taxes) and a gain of $1.4 million ($0.9 million after taxes), respectively.

3.    Inventories

    The carrying value of inventories consisted of the following:
                                December 31,       June 30,
                                    1995             1996
    Crude oil                      $90,635         $102,357
    Refined and blendstocks        163,915          196,602
    Convenience products            20,532           22,829
    Warehouse stock and other       15,362           13,288
                                  $290,444         $335,076

    The market value of these inventories at June 30, 1996 was approximately $37.1 million above the carrying value (December 31, 1995 - $5.4 million).


4.    Other Assets

    Amortization of deferred financing costs for the three month and six month periods ended June 30, 1996, was $2.6 million (1995 - $1.8 million) and $5.1 million (1995 - $2.8 million), respectively, and is included in "Interest and financing costs, net".

    Amortization of turnaround costs for the three month and six month periods ended June 30, 1996, was $2.7 million (1995 - $2.9 million) and $6.3 million (1995 - $5.8 million), respectively.

<PAGE 8>

5.    Interest and Financing Costs, Net

    Interest and financing costs, net, consisted of the following:
                            For the three months    For the six months
                                ended June 30,         ended June 30,
                                1995    1996            1995    1996
    Interest expense          $14,557  $20,197        $28,968  $40,252
    Financing costs             1,791    2,552          2,806    5,058
    Interest income            (1,667)  (8,941)        (3,512) (18,556)
                               14,681   13,808         28,262   26,754
    Capitalized interest         (500)    (240)        (1,151)    (468)
                              $14,181  $13,568        $27,111  $26,286

    Accrued interest payable at June 30, 1996, of $8.5 million (December 31, 1995 - $8.4 million) is included in "Accrued Expenses and Other".


6.    Advance Crude Oil Purchase Receivable

    The Company has advance crude oil purchase receivables from Occidental Petroleum Corporation ("Occidental") and Gulf Resources Corporation ("Gulf"). These advance crude oil purchase receivables are being accounted for as financial instruments and are recorded at cost which approximated market at June 30, 1996. To the extent the advance crude oil purchase receivables were acquired by the issuance of stock, they were recorded as a reduction to Stockholders' Equity. The issuance of stock is recognized as the principal portion of the receivables are amortized. Finance income and the reduction of principle related to the receivables is recognized according to the interest method of amortization with gross proceeds from the sale of crude oil delivered allocated between principal recovery (for both the receivable recorded as an asset and the receivables recorded as a reduction to Stockholders' Equity) and finance income. This allocation is based on the implicit yield of the transactions, which yield is a function of the expected future cash flow stream relative to the value of the advance crude oil purchase receivable assets on the date of acquisition. The projected cash flow stream is determined by reference to the applicable forward oil markets. At June 30, 1996, the implicit yield for the Occidental and Gulf transactions was 9.3% and 18.3%, respectively.

    The Company received proceeds, net of hedging activity, totaling $11.9 million and $19.5 million from these transactions for the three month and six month periods ended June 30, 1996, respectively. Proceeds were from the scheduled payments on the receivables. The Advance Crude Oil Purchase Receivable, recorded as an asset, decreased by $0.1 million and the Advance Crude Oil Purchase Receivable, recorded as a reduction to Stockholders' Equity, was reduced by $5.4 million as a result of cash proceeds in the first half of the year. This reduction had the effect of increasing Stockholders' Equity. For the three month and six month periods ended June 30, 1996, the Company recorded finance income of $7.0 million and $14.1 million, respectively, which is included in "Interest and financing costs, net".


7.    New Accounting Standard Adopted

    On January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The standard requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable with future cash flows. Implementation of this SFAS did not result in an impairment loss.

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

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    Clark USA, Inc. (the "Company") owns all of the outstanding capital stock of Clark Refining & Marketing, Inc. ("Clark"). The Company also owns all of the outstanding capital stock of Clark Pipe Line Company. Because Clark is the principal subsidiary of the Company, a discussion of the Company's results of operations consists principally of a discussion of Clark's results of operations.

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

Results of Operations

Financial Highlights

    The following tables reflect the Company's financial and operating highlights for the three and six month periods ended June 30, 1995 and 1996. All dollars listed are in millions except per barrel, per gallon and other statistical data.

Financial Results:

                                  For the three months    For the six months
                                    ended June 30,          ended June 30,
                                    1995       1996         1995      1996
Net sales and operating revenues  $1,337.8   $1,334.9    $2,165.6    $2,475.1
Cost of sales                      1,204.5    1,199.1     1,963.0     2,223.7
Operating expenses                    98.2       99.1       170.7       199.3
General and administrative expenses   14.4       15.1        27.7        29.7
Depreciation and amortization         10.5       12.0        20.5        24.6
Interest and financing costs          15.9       22.5        30.6        44.8
Interest and financing income          1.7        8.9         3.5        18.5
Loss before income taxes              (4.0)      (4.0)      (43.4)      (28.5)
Income tax benefit                     1.5        1.4        16.3        10.7

Net loss                             $(2.5)     $(2.6)     $(27.1)    $ (17.8)

Operating Income:
Refining contribution to operating
   income                            $13.2      $15.1      $(7.3)       $10.4
Retail contribution to operating
   income                             11.4       10.0       19.5         19.0
Corporate general and administrative   3.9        3.6        8.0          7.0
Depreciation and amortization         10.5       12.0       20.5         24.6
Operating income (loss)              $10.2      $ 9.5     $(16.3)       $(2.2)

    The Company reported a net loss of $2.6 million for the second quarter of 1996 which was flat as compared to the second quarter of 1995. Significant operational improvements in the Company's refining division were masked by extreme crude oil market volatility, which effectively raised the cost of the Company's feedstocks. For the first six months of 1996, Clark reported a net loss of $17.8 million, a $9.3 million improvement over the same period of 1995. The Company's six month net loss narrowed over the prior year due to a first quarter rebound in refining margins reflecting more normal winter demand for distillates. Weather was unseasonably warm in the prior year's first quarter reducing industry-wide demand for petroleum products. The majority of the Company's products are commodities that are subject to seasonal and market volatility. Net sales and operating revenues were flat in the second quarter of 1996 as compared to the prior year, while first half net sales and operating revenues increased over 1995 because of the inclusion in 1996 of a full six months of incremental sales from production at the Port Arthur refinery, which was acquired on February 27, 1995.

Refining

Refining Division Operating Statistics:
                                        For the three months  For the six months
                                           ended June 30,      ended June 30,
                                            1995    1996        1995    1996
    Port Arthur Refinery (acquired February 27, 1995)
Crude oil throughput (m bbls/day)           202.2    209.7      200.5  204.3
Production (m bbls/day)                     209.8    220.9      201.8  212.3

Gross margin ($/barrel of production)    $   2.62    $2.36     $ 2.45  $2.38
Operating expenses ($/barrel of production)  1.93     1.92       1.98   2.00

Net margin (millions)                       $13.1    $ 8.9    $  11.6  $14.7

Blue Island, Hartford and other refining
Crude oil throughput (m bbls/day)           136.4    139.7      129.3  132.6
Production (m bbls/day)                     134.8    133.0      130.1  132.6

Gross margin ($/barrel of production)    $   2.98    $3.37    $  2.29  $2.77
Operating expenses ($/barrel of production)  2.52     2.45       2.67   2.53

Net margin (millions)                       $ 5.7   $ 11.2    $  (8.8) $ 5.8

Clark Pipe Line net margin                    0.5      0.6        0.5    1.1
Divisional G & A expenses (millions)          6.1      5.6       10.6   11.2
Contribution to earnings (millions)        $ 13.2    $15.1    $  (7.3) $10.4

    The refining division contribution to operating income improved modestly in the second quarter of 1996 to $15.1 million (1995 - $13.2 million). Earnings benefited from improved Midwest margins and strong operational improvement in the second quarter, including increased liquid volume recovery, improved yields, improved throughput and lower operating expenses. However, these benefits were partially offset by the volatile crude oil markets and weaker margins for the Company's Port Arthur refinery as represented by a nearly 80 c per barrel drop in the industry Gulf Coast indicator margin. For the first six months of 1996, the refining division improved its contribution by $17.7 million to $10.4 million (1995 - loss of $7.3 million). In the first half, refining division results reflected operational and industry gasoline and distillate margin improvements, but these improvements were tempered by the volatile crude oil markets, increased refinery fuel gas costs and lower chemical and by-product margins. Industry margins in the prior year were particularly weak due to the transition to reformulated gasoline in certain markets and an unseasonably warm winter, which reduced demand for heating oil.

    Midwest refining production during the quarter and first half was below capacity as routine maintenance was successfully completed on several units. Refinery production was reduced by an average of approximately 13,400 barrels per day in the first half of 1995 due to the poor industry refining margins and a fire in an operating unit at the Blue Island refinery.

    During the first half of 1996, the commodity markets for crude oil and refined products were characterized by rising crude oil prices, daily volatility and steep premiums for prompt crude oil deliveries. The Company believes such conditions have been magnified in the first half of 1996 due to inventory levels reaching 20 year lows and the perception of possible shortages. The Company believes refiners reduced inventories as a result of strong winter demand, the prospect for lower crude oil and product prices caused by the possible return of Iraqi crude oil to the world markets and the desire by refiners to reduce their investment in working capital. Current commodity market conditions have disrupted many normal options and futures relationships making it difficult for the Company to effectively hedge short-term price risk. The Company is unable to predict what effect, if any, the current state of commodity markets may have on the Company's future results of operation.

Retail

Retail Division Operating Statistics:
                                       For the three months    For the six months
                                          ended June 30,         ended June 30,
                                         1995      1996          1995     1996
Gasoline volume (mm gals.)              277.8      271.2         528.7    507.7
Gasoline gross margin (cents/gal)        10.5       10.6          10.2     11.2
Gasoline gross margin (millions)        $29.4     $ 28.7        $ 54.2   $ 56.9

Convenience product sales (millions)    $65.7     $ 66.9        $117.5   $125.4
Convenience product and
   other income (millions)               16.4       17.9          30.8     34.2

Operating expenses (millions)        $   30.0    $  30.7        $ 56.4    $60.6
Divisional G & A expenses (millions)      4.4        5.9           9.1     11.5
Contribution to operating
   income (millions)                 $   11.4    $  10.0        $ 19.5    $19.0

Per Month Per Store
Company operated stores (average)         855        829           846      828
Gasoline volume (m gals.)               108.3      109.1         104.2    102.2
Convenience product sales (m)        $   25.6    $  26.9        $ 23.1    $25.2
Convenience product gross margin (m) $    6.4    $   7.2        $  6.0    $ 6.5

    The retail division contributed $10.0 million to operating income in the second quarter of 1996 (1995 - $11.4 million). The retail division's second quarter and first half results were modestly below year ago levels primarily due to a squeeze in overall fuel margin contribution caused by the combination of high street prices increasing retail price sensitivity and volatile wholesale gasoline costs. These factors were partially offset by the favorable contribution from newly acquired stores, which exceeded expectations, and by an improvement in contribution from convenience product sales. Operating and general and administrative expenses increased over the prior year principally due to operating leases and other costs related to new store properties and increased costs related to the expansion of Clark's credit card programs.

    The Company continued to implement its targeted retail growth strategy in 1996 by adding 10 high volume stores in its core Chicago market which raised its Chicago market share to approximately 10%. Early in 1996, the Company completed its withdrawal from the Minnesota market, recognizing a modest gain. As part of its overall growth strategy, the Company expects to continue to consider retail store growth in both existing and new markets while also evaluating current markets for possible divestiture.

Other Financial Highlights

    Corporate general and administrative expenses for the second quarter and first half of 1996 were below the year-ago periods principally because of the reclassification of certain activities to other divisions in 1996. Depreciation and amortization expenses for the second quarter and first half of 1996 exceeded the comparable periods of 1995 principally because of the newly acquired Port Arthur refinery.

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


Liquidity and Capital Resources

    Net cash generated from operating activities, excluding working capital changes, for the first half of 1996 was $9.1 million, an improvement of $21.5 million from the year-earlier period. The improvement in cash flows resulted primarily from improved refining market conditions. Working capital at June 30, 1996 was $247.7 million, a 1.61 to 1 current ratio, versus $249.8 million at December 31, 1995, a 1.63 to 1 current ratio. Working capital at June 30, 1996 was flat as compared to year-end, but cash and short-term investment balances were lower due to a temporary incremental investment in other working capital.

    In general, the Company's short-term working capital requirements fluctuate with the price and payment terms of crude oil. Clark has in place a $400 million committed revolving line of credit expiring November 30, 1997 for the issuance of letters of credit primarily to support purchases of crude oil, other feedstocks and refined products. The amount available under the borrowing base associated with such facility at June 30, 1996 was $400 million and approximately $233 million of the facility was utilized for letters of credit. There were no direct borrowings under Clark's line of credit at June 30, 1996.

    Cash flows used in investing activities in the first six months of 1996, excluding short-term investment activities for which management's intent is similar to cash and cash equivalents, decreased to $16.2 million from $75.1 million in the year-earlier period. The higher investing activities in 1995 resulted principally from the Port Arthur refinery acquisition which closed on February 27, 1995. Capital expenditures for property, plant and equipment totaled $14.6 million (1995 - $18.1 million) during the first half of 1996 with an additional $5.4 million (1995 - $2.6 million) for refinery maintenance turnaround expenditures. Refinery capital expenditures totaled $8.3 million in the first half of 1996 (1995 - $2.8 million), the majority of which was for discretionary projects at the Port Arthur and Hartford refineries. Retail capital expenditures on numerous projects for the first half of 1996 totaled $6.1 million (1995 - $14.4 million), including the purchase of equipment associated with the acquisition of stores.

    Cash flows from financing activities declined in the first half of 1996 as compared to the prior year. Financing activities in 1995 related to the financing of the Port Arthur refinery acquisition.

    Collection of gross proceeds from the advance crude oil purchase receivable from Occidental Petroleum ("Occidental") in excess of the Company's original cost of $220 million (plus interest of 10% per year on any unrecovered portion of the first $100 million) was subject to Occidental receiving certain crude oil royalty payments in the Republic of the Congo ("Congo"). In late July 1996, Occidental sold its Congo crude oil royalty interests. As a result, collection of gross proceeds from the advance crude oil purchase receivable is no longer subject to Occidental receiving such royalty payments. See Exhibit 10.9 filed with Clark USA, Inc. Form 8-K, dated December 1, 1995 (File No. 33-59144).

    Funds generated from operating activities together with the Company's existing cash, cash equivalents and short-term investments are expected to be adequate to fund requirements for working capital and capital expenditure programs for the next year. Future working capital, discretionary or non-discretionary capital expenditures or acquisitions may require additional debt or equity financing.

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

    On January 5, 1995, Clark received a Unilateral Administrative Order from the EPA pursuant to CERCLA alleging that "Clark Oil & Refining Corp." is a potential responsible party ("PRP") with respect to shipments of hazardous substances to a solid waste disposal site known as the Ninth Avenue Site, Gary, Indiana. The alleged shipments all occurred prior to 1987. The Order instructs Clark and the other approximately ninety PRPs to design and implement certain remedial work at the site. Clark has informed the EPA that it is not a proper party to this matter, because its purchase of certain assets of a company previously operating under the "Clark" name ("Old Clark") was "free and clear" of all Old Clark liabilities. Information provided with the Order estimates that the remedial work may cost approximately $25 million. No estimate of liability can be made with respect to this proceeding at this time. In addition, on December 28, 1994, Clark was served with a summons and complaint brought by certain private parties seeking to recover all past and future response costs with respect to that site on the basis of shipments of hazardous substances allegedly made prior to 1987. Clark moved to dismiss this action on the basis that the action is barred by the "free and clear" Order pursuant to which Clark purchased certain assets of Old Clark. The plaintiffs and one co-defendant opposed Clark's motion to dismiss. On April 19, 1996, the District Court denied Clark's Motion to Dismiss holding that at this early procedural stage of the case and prior to gathering facts regarding the plaintiffs opportunity to participate in the bankruptcy case which issued the "free and clear" order, the Court would not dismiss the case. No estimate of any liability with respect to this case can be made at this time.


ITEM 5 - Other Information

    The Company has signed a new three year collective bargaining agreement, expiring August 31, 1999, for certain Blue Island refinery employees. The current agreement would have expired August 31, 1996.


ITEM 6 - Exhibits and Reports on Form 8-K

    (a)    Exhibits

        Exhibit 27.0 - Financial Data Schedule

    (b)    Reports on Form 8-K

        None

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CLARK USA, INC.
                                            (Registrant)





                                            /s/  Dennis R. Eichholz

                                            Dennis R. Eichholz
                                            Controller and Treasurer
                                            (Authorized Officer and
                                             Chief Accounting Officer)


August 12, 1996