Form 10-Q
period 1996-09-30
CLARK USA INC /DE/
filed 1996-11-14
CIK 898444

UNITED STATES
		     SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C. 20549


				 FORM 10-Q



	   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	     SECURITIES EXCHANGE ACT OF 1934
	     For the quarterly period ended September 30, 1996

				    OR


	     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	     For the transition period from  __________ to __________

		       Commission file number 1-13514

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

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (*) No ( )

	Number of shares of registrant's common stock, $.01 par value, outstanding as of November 8, 1996:

			Class               Shares Outstanding
		 Common Stock                   19,051,818
		 Class A Common Stock           10,162,509

		       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors of
Clark USA, Inc.:


	We have reviewed the accompanying consolidated balance sheet of Clark USA, Inc. (a Delaware corporation) and subsidiaries as of September 30,
1996, and the related consolidated statements of earnings for the three and nine month periods ended September 30, 1995 and 1996 and cash flows for the nine month periods ended September 30, 1995 and 1996. These financial statements are the responsibility of the Company's management.

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


						    COOPERS & LYBRAND L.L.P.

St. Louis, Missouri,
October 29, 1996

			 CLARK USA, INC. AND SUBSIDIARIES
			    CONSOLIDATED BALANCE SHEETS
		    (Dollars in thousands except per share data)

				   Reference  December 31,   September 30,
ASSETS                               Note          1995           1996
				   ---------  ------------   -------------
CURRENT ASSETS:
   Cash and cash equivalents                  $   103,729       $  83,836
   Short-term investments                2         46,116          26,731
   Accounts receivable                            179,763         163,455
   Inventories                           3        290,444         285,109
   Prepaid expenses and other                      22,228          24,381
   Advance crude oil purchase receivable 6          6,565         224,131
					      ------------    -----------
	  Total current assets                    648,845         807,643

PROPERTY, PLANT AND EQUIPMENT            7        550,872         545,010
ADVANCE CRUDE OIL PURCHASE RECEIVABLE    6         99,345              --
DEFERRED INCOME TAXES                                  --          10,803
OTHER ASSETS                             4         65,860          54,465
					      ------------    -----------
					      $ 1,364,922      $1,417,921
					      ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                           $   307,528      $  255,225
   Accrued expenses and other            5         46,301          52,913
   Accrued taxes other than income                 45,242          47,719
					      ------------      ---------
	  Total current liabilities               399,071         355,857

LONG-TERM DEBT                                    765,030         775,959
DEFERRED INCOME TAXES                               7,677              --
OTHER LONG-TERM LIABILITIES                        38,937          44,500
CONTINGENCIES                            8             --              --

STOCKHOLDERS' EQUITY:
 Common stock
   Common, $.01 par value, 19,051,818 issued          190             190
   Class A Common, $.01 par value, 10,162,509 issued   90             102
   Class B Common                                       6              --
   Class C Common                                       6              --
   Paid-in capital                                300,057         296,094
   Advance crude oil purchase receivable
      from stockholders                   6      (146,890)        (26,149)
   Retained earnings (deficit)            2           748         (28,632)
					      ------------   -------------
	   Total stockholders' equity             154,207         241,605
					      ------------   -------------
					      $ 1,364,922     $ 1,417,921
					      ===========    =============

	 The accompanying notes are an integral part of these statements.

		       CLARK USA, INC. AND SUBSIDIARIES
		     CONSOLIDATED STATEMENTS OF EARNINGS
			    (Dollars in thousands)

						    For the three months
						    ended September 30,
				   Reference    --------------------------
				      Note          1995         1996
				 ------------   ------------- -----------
NET SALES AND OPERATING REVENUES                 $ 1,211,874  $ 1,249,608
EXPENSES:
   Cost of sales                                  (1,062,283)  (1,120,496)
   Operating expenses                               (100,853)    (104,663)
   General and administrative expenses               (14,634)     (15,876)
   Depreciation                                       (8,018)      (9,883)
   Amortization                        4              (3,021)      (2,509)
						 ------------  -----------
						  (1,188,809)  (1,253,427)
						 ------------  -----------

OPERATING INCOME (LOSS)                               23,065       (3,819)

  Interest and financing costs, net  2, 4, 5, 6      (14,436)     (14,322)
						 ------------  -----------

EARNINGS (LOSS) BEFORE INCOME TAXES                    8,629      (18,141)

   Income tax (provision) benefit                     (3,464)       6,784
						 ------------  -----------
NET EARNINGS (LOSS)                              $     5,165   $  (11,357)
						 ============  ===========

	 The accompanying notes are an integral part of these statements

		       CLARK USA, INC. AND SUBSIDIARIES
		     CONSOLIDATED STATEMENTS OF EARNINGS
			   (Dollars in thousands)

						    For the nine months
						    ended September 30,
				   Reference    --------------------------
				      Note          1995         1996
				 ------------   ------------- -----------
NET SALES AND OPERATING REVENUES                 $ 3,377,473  $ 3,724,723
EXPENSES:
   Cost of sales                                  (3,025,310)  (3,344,179)
   Operating expenses                               (271,516)    (303,977)
   General and administrative expenses               (42,404)     (45,565)
   Depreciation                                      (22,654)     (28,175)
   Amortization                        4              (8,848)      (8,835)
						-------------  -----------
						  (3,370,732)  (3,730,731)
						-------------  -----------

OPERATING INCOME (LOSS)                                6,741       (6,008)

  Interest and financing costs, net 2, 4, 5, 6       (41,547)     (40,608)
						-------------  -----------

LOSS BEFORE INCOME TAXES                             (34,806)     (46,616)

   Income tax benefit                                 12,891       17,422
						-------------  -----------
NET LOSS                                         $   (21,915)  $  (29,194)
						=============  ===========


	The accompanying notes are an integral part of these statements

		       CLARK USA, INC. AND SUBSIDIARIES
		    CONSOLIDATED STATEMENTS OF CASH FLOWS
			     (Dollars in thousands)

						    For the nine months
						    ended September 30,
						 ------------------------
						    1995            1996
						 --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $(21,915)      $(29,194)
  Adjustments:
   Depreciation                                     22,654         28,175
   Amortization                                     13,356         16,600
   Accretion of Zero Coupon Notes                   12,569         14,182
   Share of earnings of affiliates, net of dividends  (741)          (139)
   Deferred income taxes                           (13,133)       (18,366)
   Other                                             1,008           (617)

  Cash provided by (reinvested in) working capital
   Accounts receivable, prepaid expenses and other (75,127)        15,266
   Inventories                                    (149,884)         5,252
   Accounts payable, accrued expenses, taxes
     other than income, and other                  133,739        (45,736)
						  ---------      ---------
      Net cash used in operating activities        (77,474)       (14,577)
						  ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments              (25,701)           85
  Sales of short-term investments                   25,942        19,000
  Expenditures for property, plant and equipment   (24,244)      (23,368)
  Expenditures for turnaround                       (2,764)       (7,174)
  Refinery acquisition expenditures                (69,746)           --
  Proceeds from disposals of property, plant
     and equipment                                  15,934         3,890
  Advance crude oil purchase receivable                 --           449
						   --------      ---------
       Net cash used in investing activities       (80,579)       (7,118)
						   --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt payments                             (119)       (3,253)
  Proceeds from sale of stock                      135,500         6,438
  Stock issuance costs                              (2,995)           --
  Deferred financing costs                         (14,399)       (1,383)
						   --------     ---------
       Net cash provided by financing activities   117,987         1,802
						   --------     ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS          (40,066)      (19,893)
CASH AND CASH EQUIVALENTS, beginning of period     126,384       103,729
						   --------     ---------
CASH AND CASH EQUIVALENTS, end of period          $ 86,318      $ 83,836
						  =========     =========

	The accompanying notes are an integral part of these statements.

FORM 10-Q - PART I
ITEM 1 Financial Statements (continued)

Clark USA, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 1996
(tabular dollar amounts in thousands of US dollars)

1.      Basis of Preparation

	The unaudited consolidated balance sheet of Clark USA, Inc. (a Delaware corporation) and Subsidiaries (the "Company"), as of September 30, 1996, and the related consolidated statements of earnings for the three month and nine month periods ended September 30, 1995 and 1996, and statements of cash flows for the nine month periods ended September 30, 1995 and 1996, have been reviewed by independent accountants as noted in their report included herein. Clark Refining & Marketing, Inc. ("Clark"), a subsidiary of the Company, makes up the majority of the consolidated financial information. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. The results of this interim period are not necessarily indicative of results for the entire year.

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

	Short-term investments consisted of the following:

	The net unrealized position at September 30, 1996 included gains of $0.0 million and losses of $0.3 million (December 31, 1995 -- gains of $0.1 million and losses of $0.1 million).

	The contractual maturities of the short-term investments at September 30, 1996 were:

					     Amortized          Aggregate
					       Cost             Fair Value
					    ----------         -----------
     Due in one year or less                 $ 15,063            $ 14,966
     Due after one year through five years     11,968              11,765
					    ----------         -----------
					       27,031            $ 26,731
					    ==========          ==========

	Although some of the contractual maturities of these short-term investments are over one year, management's intent is to use the funds for current operations and not hold the investments to maturity.

	For the three month and nine month periods ended September 30, 1996, proceeds from the sale of Available-for-Sale securities were $0.0 million and $19.0 million, respectively, with no realized gains or losses recorded for the periods. For the same three and nine month periods in 1995, proceeds from the sale of Available-for-Sale securities were $18.0 million and $25.9 million, respectively, with no realized gains or losses recorded for the periods. Realized gains and losses are presented in "Interest and financing costs, net" and are computed using the specific identification method.

	The change in the net unrealized holding gains or losses on Available-for-Sale securities for the three month and nine month periods ended September 30, 1996, was $0.0 million and a loss of $0.3 million ($0.2 million after taxes), respectively. For the same three and nine month periods in 1995, the change in the net unrealized holding gains or losses was a gain of $0.1 million ($0.1 million after taxes) and a gain of $1.5 million ($0.9 million after taxes), respectively.


3.      Inventories

	The carrying value of inventories consisted of the following:

					  December 31,      September 30,
					     1995                1996
					  -----------       ------------
	Crude oil                          $ 90,635            $ 80,618
	Refined and blendstocks             163,915             170,803
	Convenience products                 20,532              19,698
	Warehouse stock and other            15,362              13,990
					  -----------       ------------
					   $290,444            $285,109
					  ===========       ============

	The market value of these inventories at September 30, 1996 was approximately $69.3 million above the carrying value (December 31, 1995 - $5.4 million).


4.      Other Assets

	Amortization of deferred financing costs for the three month and nine month periods ended September 30, 1996, was $2.6 million (1995 - $1.7 million) and $7.6 million (1995 - $4.5 million), respectively, and is included in "Interest and financing costs, net."

	Amortization of turnaround costs for the three month and nine month periods ended September 30, 1996, was $2.5 million (1995 - $3.0 million) and $8.8 million (1995 - $8.8 million), respectively.

5.      Interest and Financing Costs, Net

	Interest and financing costs, net, consisted of the following:

			    For the three months     For the nine months
			     ended September 30,     ended September 30,
			       1995      1996          1995        1996
			    ---------  ---------     ---------  ---------

Interest expense            $ 14,532   $ 20,409      $ 43,500   $ 60,662
Financing costs                1,705      2,568         4,511      7,626
Interest and finance income   (1,677)    (8,369)       (5,189)   (26,926)
			    ---------  ---------     ---------  ---------
			      14,560     14,608        42,822     41,362
Capitalized interest            (124)      (286)       (1,275)      (754)
			    ---------  ---------     ---------  ---------
			     $14,436   $ 14,322      $ 41,547   $ 40,608
			    =========  =========     =========  =========

	Accrued interest payable at September 30, 1996, of $15.0 million (December 31, 1995 - $8.4 million) is included in "Accrued Expenses and Other".


6.      Advance Crude Oil Purchase Receivable

	The Company has advance crude oil purchase receivables from Occidental Petroleum Corporation ("Occidental") and Gulf Resources
Corporation ("Gulf"). These advance crude oil purchase receivables are being accounted for as financial instruments and are recorded at cost at September 30, 1996. To the extent the advance crude oil purchase receivables were acquired by the issuance of stock, they were recorded as a reduction to Stockholders' Equity. The issuance of stock is recognized as the principal portion of the receivable is amortized. Finance income and the reduction of principal related to the receivables is recognized according to the interest method of amortization with gross proceeds from the sale of crude oil delivered allocated between principal recovery (for both the receivable recorded as an asset and the receivable recorded as a reduction to Stockholders' Equity) and finance income. This allocation is based on the implicit yield of the transactions, which yield is a function of the expected future cash flow stream relative to the value of the advance crude oil purchase receivable assets on the date of acquisition. The projected cash flow stream is determined by reference to the applicable forward oil markets. At September 30, 1996, the implicit yield for the Occidental and Gulf transactions was 9.3% and 18.3%, respectively.

	The Company recognized proceeds, net of hedging activity, totaling $11.7 million and $31.2 million from these transactions for the respective three month and nine month periods ended September 30, 1996. Proceeds were from the scheduled payments on the receivable. For the three month and nine month periods ended September 30, 1996, the Company recorded finance income of $6.8 million and $20.9 million, respectively, which is included in "Interest and financing costs, net".

	On October 4, 1996, Clark sold one of the Company's advance crude oil purchase receivables and certain associated hedge contracts. The advance crude oil purchase receivable was sold along with the associated hedge contracts for net cash proceeds of $235.4 million. The advance crude oil purchase receivable was valued based on its defined future delivery schedule, associated forward crude oil price quotes and discounted for certain assumed credit risk factors. As a result of the subsequent sale, that portion of the advance crude oil purchase receivable subject to the sales transaction was classified as a current asset at September 30, 1996 and such classification had the effect of increasing net Stockholders' Equity by approximately $110.6 million. The Company will realize a gain on the transaction of $10.9 million in the fourth quarter. The advance crude oil purchase receivable from Gulf was not sold in this transaction and continues to be held by the Company.


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

	The Company has expended approximately $25 million on a project to produce low sulfur diesel fuel at the Hartford refinery ("DHDS Project") which was delayed in 1992. Should the Company determine in the future to permanently discontinue this project, the carrying value of the DHDS Project would likely not be fully recoverable.


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

Results of Operations

Financial Highlights

	The following tables reflect the Company's financial and operating highlights for the three and nine month periods ended September 30, 1995 and 1996. All dollars listed are in millions except per barrel, per gallon and other statistical data.

				   For the three months    For the nine months
				   ended September 30,     ended September 30,
				   -------------------    ------------------
Financial Results:                      1995     1996        1995     1996
				   ----------- --------   --------- --------
Net sales and operating revenues      $1,211.9 $1,249.6  $3,377.4  $3,724.7
Cost of sales                          1,062.3  1,120.5   3,025.3   3,344.2
Operating expenses                       100.9    104.6     271.5     304.0
General and administrative expenses       14.6     15.9      42.4      45.5
Depreciation and amortization             11.0     12.4      31.5      37.0
Interest and financing costs              16.1     22.7      46.7      67.5
Interest and finance income                1.7      8.4       5.2      26.9
				   ----------- --------   ---------  --------
Earnings (loss) before income taxes        8.7    (18.1)    (34.8)    (46.6)
Income tax (provision) benefit            (3.5)     6.7      12.9      17.4
				   ----------- --------   --------- --------
Net earnings (loss)                   $    5.2  $ (11.4)  $ (21.9)  $ (29.2)
				   =========== ========   ========  ========

Operating Income:

Refining contribution to
   operating income                   $   21.7  $   7.3   $  14.3   $  17.7
Retail contribution to
   operating income                       16.0      5.3      35.5      24.4
Corporate general and administrative       3.6      4.0      11.6      11.1
Depreciation and amortization             11.0     12.4      31.5      37.0
				   -----------  -------   -------   --------
Operating income (loss)               $  23.1   $  (3.8)  $   6.7   $  (6.0)
				   ===========  =======   =======   ========

	The Company reported a net loss of $11.4 million for the third quarter of 1996 versus net earnings of $5.2 million in the third quarter of 1995. Refining and retail market conditions were weak in the quarter as rising and volatile crude oil prices squeezed margins and more than offset the positive impact of improved operations versus the prior year. For the first nine months of 1996, Clark reported a net loss of $29.2 million as compared to a $21.9 million net loss in the same period of 1995. Despite a first quarter rebound in refining margins reflecting more normal winter demand for distillates, nine month results were reduced versus the prior year because of rising crude oil prices and extreme crude oil market volatility. These factors effectively raised the cost of the Company's feedstocks. The majority of the Company's products are commodities that are subject to seasonal and market volatility. Net sales and operating revenues increased approximately 3% in the third quarter of 1996 as compared to the prior year because of higher crude oil prices, and the first nine months of 1996 increased approximately 10% over 1995 because of the higher crude oil prices and the inclusion in 1996 of a full nine months of incremental sales from production at the Port Arthur refinery, which was acquired on February 27, 1995.

Refining

Refining Division Operating Statistics:

				     For the three months For the nine months
				     ended September 30,  ended September 30,
				     --------------------  ------------------
					   1995     1996      1995     1996
				     ------------ -------- --------- --------
Port Arthur Refinery (acquired February 27, 1995)

Crude oil throughput (m bbls/day)          210.2   196.4     203.8    201.7
Production (m bbls/day)                    222.5   210.7     210.6    212.0

Gross margin ($/barrel of production)      $2.37  $ 2.72   $  2.41   $ 2.49
Operating expenses ($/barrel of production) 1.81    2.19      1.90     2.06

Net margin (millions)                      $11.6  $ 10.4   $  23.2   $ 25.0

Blue Island, Hartford and other refining
Crude oil throughput (m bbls/day)          141.1   140.1     133.3    135.1
Production (m bbls/day)                    139.1   144.3     133.1    136.2

Gross margin ($/barrel of production)      $3.72   $2.43   $  2.80   $ 2.66
Operating expenses ($/barrel of production) 2.52    2.24      2.62     2.44

Net margin (millions)                      $15.4   $ 2.5   $   6.5   $  8.2

Clark Pipe Line net margin (millions)        0.6     0.5       1.2      1.7
Divisional G & A expenses (millions)         5.9     6.1      16.6     17.2
Contribution to earnings (millions)        $21.7   $ 7.3   $  14.3   $ 17.7

	The refining division contribution to operating income in the third quarter of 1996 was $7.3 million (1995 - $21.7 million). Refining results in the third quarter continued to be hampered by weak market conditions. Rising crude oil prices combined with weaker than expected summer gasoline demand squeezed margins. Clark's Midwest and Gulf Coast markets were both negatively impacted, as reflected by $1.80 and $0.80 per barrel respective declines in industry refining margin indicators from the second quarter.
In addition, high absolute crude oil prices weakened margins on by-products that do not immediately track crude oil price changes, and higher refinery fuel gas prices increased operating expenses at the Port Arthur refinery by approximately 30 cents per barrel. For the first nine months of 1996, the refining division improved its contribution to $17.7 million (1995 - $14.3 million). Nine month refining division results reflected year over year operational improvements, including improved yields, but these improvements were tempered by the volatile crude oil markets, increased refinery fuel gas costs and lower chemical and by-product margins. Industry margins in early 1995 were particularly weak due to the transition to reformulated gasoline in certain markets and an unseasonably warm winter, which reduced demand for heating oil.

	Port Arthur crude oil throughput and production in the third quarter was below 1995 levels due to maintenance on the FCC unit. Midwest refining production during the first nine months was below capacity as routine maintenance was successfully completed on several units. Refinery production was reduced by an average of approximately 9,000 barrels per day in the first nine months of 1995 due to the poor industry refining margins and a fire in an operating unit at the Blue Island refinery. Production in the fourth quarter of 1996 is expected to be five to ten percent less than capacity at Clark's Blue Island refinery due to two units being out of service for approximately three weeks.

	In 1996, the commodity markets for crude oil and refined products have been characterized by rising crude oil prices, daily price volatility and steep premiums for prompt crude oil and product deliveries. These type of commodity market conditions disrupt many normal options and futures relationships making it difficult for the Company to effectively hedge short-term price risk.

Retail

Retail Division Operating Statistics:

				  For the three months For the nine months
				  ended September 30,  ended September 30,
				  --------------------  ------------------
					1995     1996      1995     1996
				  ------------ -------- --------- --------
Gasoline volume (mm gals.)              278.4    270.1     807.2    777.7
Gasoline gross margin (cents/gal)        12.9      9.4      11.1     10.6
Gasoline gross margin (millions)       $ 35.8   $ 25.4    $ 89.9   $ 82.3

Convenience product sales (millions)   $ 72.5   $ 68.3    $190.0   $193.7
Convenience product and
    other income (millions)              16.8     17.9      47.7     52.1

Operating expenses (millions)          $ 31.4   $ 32.2    $ 87.8   $ 92.7
Divisional G & A expenses (millions)      5.2      5.8      14.3     17.3
Contribution to operating
    income (millions)                  $ 16.0   $  5.3    $ 35.5   $ 24.4

Per Month Per Store
Company operated stores (average)         863      827       852      828
Gasoline volume (m gals.)               107.5    108.9     105.3    104.4
Convenience product sales (m)          $ 28.0   $ 27.5    $ 24.7   $ 26.0
Convenience product gross margin (m)   $  6.5   $  7.2    $  6.2   $  6.7

	The retail division contributed $5.3 million to operating income in the third quarter of 1996 (1995 - $16.0 million). The third quarter retail division contribution was below 1995 levels due almost entirely to a sharp drop in retail gasoline margins. This resulted from an increase in wholesale gasoline costs associated with higher crude oil prices that was not fully captured in retail selling prices due to an extremely competitive Midwest retail market environment. This was particularly the case in the last half of the third quarter. Convenience product sales were below year ago levels, but overall margin contribution was higher due to improved pricing and product mix. Nine month results were also below year ago levels because of the squeeze in overall fuel margin contribution. Retail margins generally are compressed in periods of rapid oil price increases and widen as prices stabilize or fall.
Operating and general and administrative expenses increased over the prior year principally due to operating leases and other costs related to new store properties and increased costs related to the expansion of Clark's credit card programs.

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


Other Financial Highlights

	Depreciation and amortization expenses for the third quarter and first nine months of 1996 exceeded the comparable periods of 1995 principally because of the acquisition of Port Arthur refinery in early 1995.

	Increases over 1995 in both interest expense and financing income in the third quarter and first nine months of 1996 were principally related to the acquisition of advance crude oil purchase receivables and related financing completed in the fourth quarter of 1995. In addition, interest expense increased due to the amortization of bondholder consent fees incurred in 1995 and costs related to an expanded working capital facility.

Liquidity and Capital Resources

	Net cash generated from operating activities, excluding working capital changes, for the first nine months of 1996 was $10.6 million compared to $13.8 million in the year-earlier period. Working capital at September
30, 1996 was $451.8 million, a 2.27 to 1 current ratio, versus $249.8 million at December 31, 1995, a 1.63 to 1 current ratio. Working capital at September 30, 1996 increased since one of the Company's advance crude oil purchase receivables was sold on October 4, 1996, resulting in its classification as current (see below).

	In general, the Company's short-term working capital requirements fluctuate with the price and payment terms of crude oil. Clark has in place a $400 million committed revolving line of credit expiring December 31, 1997 for the issuance of letters of credit primarily to support purchases of crude oil, other feedstocks and refined products. The amount available under the borrowing base associated with such facility at September 30, 1996 was $393 million and approximately $286 million of the facility was utilized for letters of credit. There were no direct borrowings under Clark's line of credit at September 30, 1996.

	Cash flows used in investing activities in the first nine months of 1996, excluding short-term investment activities which management treats similar to cash and cash equivalents, decreased to $26.2 million from $80.8 million in the year-earlier period. The higher investing activities in 1995 resulted principally from the Port Arthur refinery acquisition which closed on February 27, 1995. Capital expenditures for property, plant and equipment during the first nine months of 1996 totaled $23.4 million (1995 - $24.2 million) with an additional $7.2 million (1995 -
$2.8 million) for refinery maintenance turnaround expenditures. Refinery capital expenditures totaled $12.6 million in the first nine months of 1996 (1995 - $4.8 million), most of which was for discretionary projects at the Port Arthur and Hartford refineries. Retail capital expenditures for the first nine months of 1996 totaled $10.5 million (1995 - $18.5 million) principally for the purchase of equipment related to new stores and underground storage tank-related work.

	In early October, Clark sold for net cash proceeds of $235.4 million one of the Company's advance crude oil purchase receivables acquired in December, 1995 and certain associated hedge contracts. The receivable together with the associated hedge contracts was assigned to Clark by the Company in early October at fair market value and recorded as an equity contribution. The Company will realize a gain on the transaction in the fourth quarter of 1996. The Company continues to own the advance crude oil purchase receivable from Gulf Resources Corporation. The Company has historically maintained substantial cash reserves to mitigate the cyclical nature of its business. Such cash reserves may also be used to enhance existing assets, for acquisitions or to reduce debt.

	Cash flows from financing activities declined in the first nine months of 1996 as compared to the prior year. Financing activities in 1995 related to the financing of the Port Arthur refinery acquisition.

	Funds generated from operating activities together with the Company's existing cash, cash equivalents and short-term investments are expected to be adequate to fund requirements for working capital and capital expenditure programs for the next year. Future working capital, discretionary or non-discretionary capital expenditures, or acquisitions may require additional debt or equity financing.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

	In early April, 1996, Clark learned that its Hartford, Illinois refinery is the subject of a Clean Air Act enforcement referral by the United States Environmental Protection Agency ("USEPA") to the United States Department of Justice. The referral pertains to alleged violations of the Clean Air
Act and regulations promulgated thereunder in the operation and permitting of the Hartford refinery fluid catalytic cracking unit ("FCCU") and alleged modification of the FCCU. Although a complaint has not yet been filed, the government requested additional information from Clark pursuant to Section
114 of the Clean Air Act for the stated purpose of completing its pre-enforcement evaluation. Clark is gathering the requested information and is otherwise cooperating with the government in its investigation. No estimate can be made at this time of Clark's potential liability, if any, as a result of this enforcement referral.

	On January 5, 1995, Clark received a Unilateral Administrative Order from the USEPA pursuant to CERCLA alleging that "Clark Oil & Refining
Corp." is a potential responsible party ("PRP") with respect to shipments of hazardous substances to a solid waste disposal site known as the Ninth Avenue Site, Gary, Indiana. The alleged shipments all occurred prior to 1987. The Order instructs Clark and the other approximately ninety PRPs to design and implement certain remedial work at the site. Clark has informed the USEPA that it is not a proper party to this matter, because its purchase of certain assets of a company previously operating under the "Clark" name ("Old Clark") was "free and clear" of all Old Clark liabilities. Information provided with the Order estimates that the remedial work may cost approximately $25 million. No estimate of liability can be made with respect to this proceeding at this time. In addition, on December 28, 1994, Clark was served with a summons and complaint brought by certain private parties seeking to recover all past and future response costs with respect to that site on the basis of shipments of hazardous substances allegedly made prior to 1987. Clark moved to dismiss this action on the basis that the action is barred by the "free and clear" Order pursuant to which Clark purchased certain assets of Old Clark. The plaintiffs and one co-defendant opposed Clark's motion to dismiss. On April 19, 1996, the District Court denied Clark's Motion to Dismiss holding that at this early procedural stage of the case and prior to gathering facts regarding the plaintiffs opportunity to participate in the bankruptcy case which issued the "free and clear" order, the Court would not dismiss the case. No estimate of any liability with respect to this case can be made at this time.

	On September 30, 1996, the USEPA sent a combined Finding of Violation alleging that fugitive emissions had been released from Clark's Blue
Island refinery and a Notice of Violation alleging that the total annual benzene calculation pursuant to the National Emissions Standards for Hazardous Air Pollutants was incorrectly determined. Clark has scheduled an administrative conference to discuss this matter with the USEPA. No estimate of liability, if any, with respect to any of these matters can be made at this time.

	Following an explosion on October 19, 1996 in a propane gas line at the Blue Island refinery, the State of Illinois brought an action seeking a temporary restraining order requiring the refinery to cease operations, temporarily, pending a safety review. On November 8, 1996, the court denied the requested order. The State's time for appeal has not yet run out.

ITEM 5 - Other Information

	Clark signed a new three year collective bargaining agreement, expiring August 31, 1999, for certain Blue Island refinery employees. The previous agreement would have expired August 31, 1996.


ITEM 6 - Exhibits and Reports on Form 8-K

	(a)     Exhibits

		Exhibit 10.1 - Fifth Amendment to Amended and Restated Credit Agreement, dated as of October 4, 1996 (Incorporated by reference to Exhibit 10.1 filed with Clark Refining & Marketing, Inc.
		Form 10-Q for the period ending September 30, 1996
		(File No. 1-11392)

		Exhibit 27.0 - Financial Data Schedule

	(b)     Reports on Form 8-K

		October 4, 1996 - Announcement of the sale of an advance crude oil purchase receivable

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


November 12, 1996