Form 10-K405
period 1996-12-31
CLARK USA INC /DE/
filed 1997-03-27
CIK 898444

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                      OR
  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      For the Transition period from to

                          COMMISSION FILE NO. 1-13514

                               ----------------

                                CLARK USA, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

               DELAWARE                              43-1495734
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


         8182 MARYLAND AVENUE                        63105-3721
          ST. LOUIS, MISSOURI                        (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)


      Registrant's Telephone Number, Including Area Code: (314) 854-9696

  Securities registered pursuant to Section 12(b) of the Act:  None

  Securities registered pursuant to Section 12(g) of the Act:  None

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X    No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Number of shares of registrant's common stock, $.01 par value, outstanding as of March 20, 1997:

                 CLASS                           SHARES OUTSTANDING
           Common Stock                              19,051,818
         Class A Common Stock                        10,162,509

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                CLARK USA, INC.

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I

Items 1 and 2.Business; Properties........................................   1
Item 3.Legal Proceedings..................................................  17
Item 4.Submission of Matters to a Vote of Security Holders................  19

                                    PART II

Item 5.Market for the Registrant's Common Stock and Related Shareholder
 Matters..................................................................  19
Item 6.Selected Financial Data............................................  19
Item 7.Management's Discussion and Analysis of Financial Condition and
                Results of Operations.....................................  22
Item 8.Financial Statements and Supplementary Data........................  30
Item 9.Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure......................................  31

                                    PART III

Item 10.Directors and Executive Officers of the Registrant................  31
Item 11.Executive Compensation............................................  33
Item 12.Security Ownership of Certain Beneficial Owners and Management....  36
Item 13.Certain Relationships and Related Transactions....................  40

                                    PART IV

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K...  40
Glossary of Terms.........................................................  45
Signatures................................................................  71

Certain industry terms are defined in the Glossary of Terms

                                    PART I

ITEMS 1 AND 2. BUSINESS; PROPERTIES

COMPANY OVERVIEW

  Substantially all of the operations of Clark USA, Inc., a Delaware corporation, (the "Company" or "Clark USA") are conducted through Clark Refining & Marketing, Inc. ("Clark"). The Company is the fifth largest independent refiner and marketer of petroleum products in the United States ("U.S.") with one Texas refinery and two Illinois refineries representing over 350,000 barrels per day of rated crude oil throughput capacity. The Company is also currently the seventh largest direct operator of gasoline and convenience stores in the U.S. with over 800 retail outlets in 10 Midwestern states. Clark's retail network has conducted operations under the Clark brand name for 65 years. The Company also markets gasoline, diesel fuel and other petroleum products on a wholesale branded and unbranded basis.

  The Company's principal executive offices are located at 8182 Maryland Avenue, St. Louis, Missouri 63105 and its telephone number is (314) 854-9696.

COMPANY HISTORY

  The Company was formed in November 1988 by TrizecHahn Corporation, previously known as The Horsham Corporation ("TrizecHahn"), and AOC Limited Partnership ("AOC L.P.") to hold all of the capital stock of Clark and certain other assets. Pursuant to a stockholder agreement (the "Stockholder Agreement") among AOC L.P., TrizecHahn, the Company and Clark, TrizecHahn purchased 60% of the equity capital of the Company and AOC L.P. purchased the remaining 40% interest. The Company's primary business assets were acquired on November 22, 1988 out of bankruptcy proceedings. The assets acquired consisted of (i) substantially all of the assets of Apex Oil Company, Inc., a Wisconsin corporation (formerly OC Oil & Refining Corporation and prior thereto Clark Oil & Refining Corporation, a Wisconsin corporation) and its subsidiaries ("Old Clark") and (ii) certain other assets and liabilities of the Novelly/Goldstein Partnership (formerly Apex Oil Company), a Missouri general partnership ("Apex"), the indirect owner of Old Clark and an affiliate of AOC L.P.

  On December 30, 1992, TrizecHahn and the Company entered into a Stock Purchase and Redemption Agreement (the "AOC Stock Purchase Agreement") with AOC L.P. to purchase and redeem all of the shares and options to purchase shares of the Company owned by AOC L.P., resulting in TrizecHahn owning 100% of the outstanding equity of the Company at that time.

  On February 27, 1995, the Company sold $135 million of common stock to a wholly owned subsidiary of TrizecHahn. The TrizecHahn subsidiary immediately resold $120 million of such stock to Tiger Management Corporation ("Tiger"), representing an equity ownership interest of 40% of the Company at that time. The Company used the proceeds of the sale along with existing cash to acquire from Chevron USA, Inc. ("Chevron") its Port Arthur, Texas refinery and related assets (the "Port Arthur Refinery") for approximately $70 million, plus approximately $122 million for inventory and spare parts, and the assumption of certain liabilities estimated at $19.4 million. The Company is also obligated under certain circumstances to pay to Chevron contingent payments (the "Chevron Contingent Payments") pursuant to a formula based on refining industry margin indicators and the volume of crude oil processed at the Port Arthur refinery over a five-year period. The maximum total amount of the Chevron Contingent Payments is $125 million. See "Management's Discussion and Analysis Of Financial Condition And Results of Operations--Liquidity and Capital Resources." The Port Arthur Refinery increased the Company's crude oil throughput capacity by over 140% and expanded its market to the Gulf Coast of the U.S.

  In December 1995, subsidiaries of Occidental Petroleum Corporation ("Occidental") and Gulf Resources Corporation ("Gulf") acquired approximately 23% of the equity in the Company in exchange for the delivery of certain amounts of crude oil over a six year period ending in 2001. See "--The Advance Crude Oil Purchase Receivable Transactions." The Company sold the advance crude oil purchase receivable acquired from Occidental in October 1996 for net proceeds of $235.4 million.

BUSINESS STRATEGY

  The Company's business strategy focuses on maximizing productivity, minimizing operating costs, optimizing capital expenditures and growing both its refining and marketing operations to strengthen the Company's business and financial profile. This strategy is designed to address the commodity-based nature of the industry the Company operates in.

 . Improving productivity. The Company implements relatively low cost projects in its refining and marketing operations designed to increase production, sales volumes and production yields and to improve sales mix while reducing input costs and operating expenses. Improvements at the newly acquired Port Arthur refinery, increased yields and crude oil throughput capability at its Illinois refineries and improved monthly fuel volumes, convenience product sales and margins in the retail division are examples of these types of initiatives.

 . Optimizing capital investment. The Company optimizes capital investments by linking discretionary capital spending to cash flow generated, focusing its efforts first on those productivity initiatives that require no capital investment and then those which have relatively short payback periods. As an example, in response to weak 1995 and 1996 industry refining market conditions, discretionary capital expenditures were scaled back significantly from historical levels. The Company implemented an image improvement program within its retail store network to incorporate its new On The Go(R) theme at a cost per store that the Company believes is less than that incurred by competitors for upgrades of retail facilities.

 . Promoting entrepreneurial culture. The Company emphasizes an entrepreneurial management approach which uses employee incentives to enhance financial performance and safety. All of the Company's employees participate in either its performance management, profit sharing or other incentive plans. In addition, the Company has adopted a stock incentive plan for certain key employees.

 . Growing through opportunistic acquisitions. The Company intends to continue to expand its refining and marketing operations through opportunistic acquisitions which can benefit from its business strategy, create critical mass, increase market share or access new markets. Since 1994, the Company more than doubled its refining capacity by acquiring the Port Arthur Refinery and strengthened its Northern Illinois and Michigan presence by adding 122 retail stores in these core markets.

 . Strengthening the balance sheet. The Company will continue to seek to improve its capital structure. The financing of the Port Arthur refinery acquisition principally with equity and the partial financing of the advance crude oil purchase transactions with equity lowered the Company's leverage in 1995 and 1996.

REFINING

 Overview

  The refining division currently operates one refinery in Texas and two refineries in Illinois with a combined crude oil throughput capacity of approximately 350,000 barrels per day. The Company also owns 16 product terminals located in its Midwest and Gulf Coast market areas, a crude oil and LPG terminal associated with the Port Arthur refinery and crude and product pipeline interests. The Company's refining crude oil throughput capacity ranks it as one of the five largest independent refining and marketing companies in the U.S.

 Strategy

  Since the refining division operates in a commodity-based market environment in which market prices for crude oil and refined products fluctuate significantly, the refining division's business strategy focuses on those areas it can control. The refining industry is capital intensive and has not provided adequate returns in recent years. The Company believes this environment provides the opportunity to implement a contrarian approach. The refining division's strategy is consistent with the Company's overall business strategy and includes the following key elements:

 . Improving Productivity. The refining division focuses on initiatives requiring little or no capital investment that increase production, improve product yields and recoveries or reduce operating costs. Comprehensive plant level programs focus on comparisons to industry benchmark studies as a tool to develop strategies that improve plant reliability.

 . Optimizing Capital Investments. Refining capital expenditures are linked to cash flow generated from operations. The Company emphasizes an entrepreneurial approach to discretionary expenditures, and to perceived mandatory expenditures, such as those required to comply with reformulated and low sulfur fuels regulations. The Company may seek to comply with regulations through the use of alternative markets for existing products if adequate returns on investment are not assured. Most discretionary capital expenditures in the past three years have had payback periods of less than four years.

 . Promoting Entrepreneurial Culture. Refining division employees are involved in a team-based approach aimed at improving operations. All employees are incented through some form of gain-sharing program. The Company believes this philosophy has significantly contributed to past productivity gains.

 . Growth. As part of its growth strategy, the refining division seeks attractive assets that may be acquired at favorable valuations. The Port Arthur refinery acquisition is an example of this type of strategy. The Company believes current industry conditions may offer similar opportunities in the future.

 Port Arthur Refinery

  The Port Arthur Refinery is located in Port Arthur, Texas and is situated on an approximately 4,000 acre site. The refinery has a rated crude oil throughput capacity of approximately 212,000 barrels per day and the ability to process 100% sour crude oil, including up to 20% heavy crude oil, and has coking capabilities. Sour and heavy crude oil has historically been available at substantially lower cost when compared to light sweet crude oil such as West Texas Intermediate ("WTI"). The Port Arthur refinery has the ability to produce jet fuel, 100% low sulfur diesel fuel, 55% summer reformulated gasoline ("RFG") and 75% winter RFG. The refinery's Texas Gulf Coast location provides access to numerous cost effective domestic and international crude oil sources, and its products can be sold in the mid-continent and eastern U.S. as well as in export markets.

  Since acquiring the Port Arthur Refinery in early 1995 for approximately $70 million, plus approximately $122 million for inventory and spare parts, and the assumption of certain liabilities, the Company has increased crude oil throughput capability from approximately 178,000 barrels per day to its current 212,000 barrels. In addition, operating expenses were lowered by approximately 50c per barrel by reducing employee and contractor staffing levels and environmental remediation requirements. During the past two years, the Company also identified numerous improvement initiatives which it believes can be implemented at relatively low cost.

  The feedstocks and production of the Port Arthur Refinery for the ten months it was owned in 1995 and for the full year 1996 were as follows:

                PORT ARTHUR REFINERY FEEDSTOCKS AND PRODUCTION
                            (BARRELS IN THOUSANDS)

                                                                    YEAR ENDED
                                                TEN MONTHS ENDED   DECEMBER 31,
                                               DECEMBER 31, 1995       1996
                                               ------------------  ------------
                                                 BBLS       %       BBLS    %
                                               ------------------  ------ -----
FEEDSTOCKS
  Light Sweet Crude Oil.......................    22,268     35.0% 11,018  14.5%
  Light Sour Crude Oil........................    31,518     49.5  36,855  48.3
  Heavy Sweet Crude Oil.......................       --       --   23,920  31.4
  Heavy Sour Crude Oil........................     7,488     11.8   1,327   1.7
  Unfinished & Blendstocks....................     2,349      3.7   3,128   4.1
                                               --------- --------  ------ -----
    Total.....................................    63,623    100.0% 76,248 100.0%
                                               ========= ========  ====== =====
PRODUCTION
Gasoline
  Unleaded....................................    13,966     21.8  20,840  27.0
  Premium Unleaded............................    13,030     20.4  12,258  15.9
                                               --------- --------  ------ -----
                                                  26,996     42.2  33,098  42.9
                                               --------- --------  ------ -----
Other Products
  Low Sulfur Diesel Fuel......................    14,739     23.1  17,443  22.6
  Jet Fuel....................................     9,047     14.1  11,166  14.5
  Petrochemical Products......................     5,382      8.4   6,751   8.7
  Others......................................     7,794     12.2   8,704  11.3
                                               --------- --------  ------ -----
                                                  36,962     57.8  44,063  57.1
                                               --------- --------  ------ -----
    Total.....................................    63,958    100.0% 77,162 100.0%
                                               ========= ========  ====== =====
    Output/day................................     207.7            210.8

 Illinois Refineries

  The Company's Illinois refineries, Blue Island near Chicago and Hartford near St. Louis, Missouri, are supplied by common carrier crude oil pipelines and are also located on inland waterways with barge access. The refineries not only have access to multiple sources of foreign and domestic crude oil supply, but also benefit from crude oil input flexibility. The two refineries are connected by products pipelines, increasing flexibility relative to stand-alone operations. The Company's product terminals allow efficient distribution of refinery production through pipeline systems. The Company believes that the Midwest location of these refineries provides relatively high refining margins and less volatility than comparable operations located in other regions of the U.S. on an historical basis principally because, in the past, demand for refined products has exceeded production in the region. This excess demand has historically been satisfied by imports from other regions, providing Midwest refineries with a transportation advantage.

 Blue Island Refinery

  The Blue Island refinery is located in Blue Island, Illinois, approximately 17 miles south of Chicago. The refinery is situated on a 170 acre site, bounded by the town of Blue Island and the Calumet-Sag Canal. The facility was initially constructed in 1945 and, through a series of improvements and expansions, has reached a crude oil capacity of 75,000 barrels per day, although actual average monthly throughput rates are sustained at levels in excess of rated capacity during certain times of the year. Blue Island has among the highest capabilities to produce gasoline relative to the other refineries in its market area and through productivity initiatives has achieved the flexibility to produce up to 60% RFG and some low sulfur diesel fuel when the market warrants and based on the clean fuels attainment of Clark's total refining system. During most of the year, gasoline is the most profitable refinery product.

  Since 1992, the Company has increased the crude oil throughput capability at the Blue Island refinery by approximately 10,000 barrels per day, introduced light sour crude oil as a lower cost feedstock, improved the FCC unit capability by 25% and introduced the capability to produce RFG.

  The feedstocks and production of the Blue Island refinery for the years ended December 31, 1994, 1995 and 1996 were as follows:

                BLUE ISLAND REFINERY FEEDSTOCKS AND PRODUCTION
                            (BARRELS IN THOUSANDS)

                                              YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                           1994        1995(A)       1996(A)
                                       ------------  ------------  ------------
                                        BBLS    %     BBLS    %     BBLS    %
                                       ------ -----  ------ -----  ------ -----
FEEDSTOCKS
  Light Sweet Crude Oil............... 20,780  71.3% 18,975  74.0% 21,203  82.7%
  Light Sour Crude Oil................  7,120  24.5   6,318  24.6   3,860  15.1
  Unfinished & Blendstocks............  1,233   4.2     347   1.4     566   2.2
                                       ------ -----  ------ -----  ------ -----
    Total............................. 29,133 100.0% 25,640 100.0% 25,629 100.0%
                                       ====== =====  ====== =====  ====== =====
PRODUCTION
Gasoline
  Unleaded............................ 12,571  43.7  12,737  50.1  12,497  50.9
  Premium Unleaded....................  5,558  19.3   3,540  13.9   2,922  11.6
                                       ------ -----  ------ -----  ------ -----
                                       18,129  63.0  16,277  64.0  15,419  62.5
                                       ------ -----  ------ -----  ------ -----
Other Products
  Diesel Fuel.........................  6,376  22.1   5,133  20.2   5,690  22.5
  Others..............................  4,293  14.9   4,016  15.8   3,755  15.0
                                       ------ -----  ------ -----  ------ -----
                                       10,669  37.0   9,149  36.0   9,445  37.5
                                       ------ -----  ------ -----  ------ -----
    Total............................. 28,798 100.0% 25,426 100.0% 24,864 100.0%
                                       ====== =====  ====== =====  ====== =====
    Output/Day........................   78.9          69.7          68.0

--------
(a) Output during 1995 and 1996 was reduced by significant planned and unplanned downtime.

 Hartford Refinery

  The Hartford refinery is located in Hartford, Illinois, approximately 17 miles northeast of St. Louis. The refinery is situated on a 400 acre site. The facility was initially constructed in 1941 and, through a series of improvements and expansions, has reached a crude oil refining capacity of approximately 65,000 barrels per day. The Hartford refinery includes a coker unit and consequently has the ability to process a variety of crude oil including lower cost, heavy sour crude oil into higher value products such as gasoline and diesel fuel. The Hartford refinery has the capability to process approximately 50% heavy sour crude oil and 25% medium sour crude oil. This upgrading capability allows the refinery to benefit from higher margins if heavy sour crude oil is at a significant discount to light sweet crude oil.

  Since 1992, the Company has increased the crude oil throughput capability at the Hartford refinery by approximately 10,000 barrels per day, improved overall liquid recovery by approximately 3%, improved FCC unit yields by approximately 3%, increased higher valued crude unit yields by approximately 2,000 barrels per day and dramatically reduced combined recordable and days away from work rates from 27 in 1990 to 4 in 1996.

  The feedstocks and production of the Hartford refinery for the years ended December 31, 1994, 1995 and 1996 were as follows:

                  HARTFORD REFINERY FEEDSTOCKS AND PRODUCTION
                            (BARRELS IN THOUSANDS)

                                              YEAR ENDED DECEMBER 31,
                                       ----------------------------------------
                                         1994 (A)        1995          1996
                                       ------------  ------------  ------------
                                        BBLS    %     BBLS    %     BBLS    %
                                       ------ -----  ------ -----  ------ -----
FEEDSTOCKS
  Light Sweet Crude Oil...............  6,037  26.2%  5,008  20.8%  3,725  15.5%
  Light Sour Crude Oil................  7,696  33.4  13,520  56.0  19,588  81.4
  Heavy Sour Crude Oil................  8,800  38.2   4,960  20.6     179   0.7
  Unfinished & Blendstocks............    506   2.2     637   2.6     567   2.4
                                       ------ -----  ------ -----  ------ -----
    Total............................. 23,039 100.0% 24,125 100.0% 24,059 100.0%
                                       ====== =====  ====== =====  ====== =====
PRODUCTION
Gasoline
  Unleaded............................  9,777  43.6  11,497  47.2  10,882  44.9
  Premium Unleaded....................  1,732   7.7   1,723   7.1   1,728   7.1
                                       ------ -----  ------ -----  ------ -----
                                       11,509  51.3  13,220  54.3  12,610  52.0
                                       ------ -----  ------ -----  ------ -----
OTHER PRODUCTS
  High Sulfur Diesel Fuel.............  7,801  34.8   8,090  33.2   8,950  36.9
  Others..............................  3,106  13.9   3,060  12.5   2,703  11.1
                                       ------ -----  ------ -----  ------ -----
                                       10,907  48.7  11,150  45.7  11,653  48.0
                                       ------ -----  ------ -----  ------ -----
    Total............................. 22,416 100.0% 24,370 100.0% 24,263 100.0%
                                       ====== =====  ====== =====  ====== =====
    Output/Day........................   61.4          66.8          66.2

--------
(a) The 1994 results reflect maintenance turnaround downtime of approximately one month on selected units.

 Terminals and Pipelines

  Refined products are distributed primarily through the Company's terminals, company-owned and common carrier product pipelines and by leased barges over the Mississippi, Illinois and Ohio rivers. The Company owns 14 product terminals with a combined capacity of approximately 3.8 million barrels throughout its upper Midwest market area. In addition to cost efficiencies in supplying its retail network, the terminal distribution system allows efficient distribution of refinery production. The Company also owns a crude oil and refined product terminal, a refined products terminal and an LPG terminal with a combined capacity of approximately 7.1 million barrels associated with the Port Arthur refinery in Texas.

  The Company enters into refined product exchange agreements with unaffiliated companies to broaden its geographical distribution capabilities, and products are also received through exchange terminals and distribution points throughout the Central U.S.

  The Company's pipeline interests, as of December 31, 1996, were as follows:

       PIPELINE              TYPE        INTEREST            ROUTE
       --------              ----        --------            -----
   Southcap           Crude                36.0%  St. James, LA to Patoka, IL
   Chicap             Crude                22.7   Patoka, IL to Mokena, IL
   Capwood            Crude                33.1   Patoka, IL to Hartford, IL
   Clark Port Arthur  Crude and products  100.0   Port Arthur and Beaumont, TX
   Wolverine          Products              9.5   Chicago, IL to Toledo, OH
   West Shore         Products             11.1   Chicago, IL to Green Bay, WI

  These pipelines operate as common carriers pursuant to published pipeline tariffs, which also apply to use by the Company. The Company also owns a proprietary products pipeline from the Blue Island refinery to its terminal in Hammond, Indiana and from the Port Arthur refinery to its LPG terminal in Fannett, Texas.

 Supply and Distribution

  The Company's integrated refining and marketing assets are strategically located in the Central U.S. in close proximity to a variety of supply and distribution channels. As a result, the Company has the flexibility to acquire economic domestic or foreign crude oil and has the ability to distribute its products to its own system and to most domestic wholesale markets.

  The Port Arthur refinery's Texas Gulf Coast location provides access to numerous cost-effective domestic and international crude oil sources which can be accessed by waterborne delivery or through the West Texas Gulf pipeline. The Company's Illinois refineries are located on major inland water transportation routes and are connected to various local, interstate and Canadian common carrier pipelines. The Company has a minority interest in several of these pipelines. The Blue Island refinery can receive Canadian crude oil through the Lakehead Pipeline from Canada, foreign and domestic crude oil through the Capline Pipeline system originating in the Louisiana Gulf Coast region, and domestic crude oil originating in West Texas, Oklahoma and the Rocky Mountains through the Arco Pipeline system. The Hartford refinery has access to foreign and domestic crude oil supplies through the Capline/Capwood Pipeline systems and access to Canadian crude oil through the Express Pipeline and the Mobil/IPL pipeline system. Both refineries are situated on major water transportation routes which provide flexibility to receive crude oil or intermediate feedstocks by barge when economical.

  The Company has several crude oil supply contracts that total approximately 106,000 barrels per day with several third party suppliers including, P.M.I. Comercio Internacional, S.A. de C.V., an affiliate of Petroleos Mexicanos, S.A. de C.V., Lagoven, an affiliate of Petroleos de Venezuela and Gulf Canada. These contracts are generally cancelable upon one to three months' notice by either party, but are intended to remain in place for the foreseeable future. The remainder of the Company's crude oil supply requirements are acquired on the spot market from third party foreign and domestic sources.

  In addition to gasoline, the Company's refineries produce other types of refined products. No. 2 diesel fuel is used mainly as a fuel for diesel burning engines. No. 2 diesel fuel production is moved via pipeline or barge to the Company's 16 product terminals and is sold over the Company's terminal truck racks or through refinery pipeline or barge movement. The Port Arthur refinery produces jet fuel which is generally sold through pipelines. Other production includes residual oils (slurry oil and vacuum tower bottoms) which are used mainly for heavy industrial fuel (e.g., power generation) and in the manufacturing of roofing flux or for asphalt used in highway paving. The Company has agreements to sell to Chevron 24,000 barrels per day of gasoline and 1,000 barrels per day of low-sulfur diesel from the Port Arthur refinery through February 28, 1999. This contract is cancelable upon 90 day notice by either party. The Company supplies gasoline and diesel fuel to its retail system first, then distributes products to its wholesale operations based on the highest average market returns before being sold into the spot market.

  The Company also has an agreement to exchange certain refined products and chemicals with Chevron Chemical Company, which have averaged approximately 25,000 barrels per day during 1995 and 1996. This contract is cancelable upon 18 months notice by either party or mutual agreement.

  The Port Arthur refinery's product can be sold in the mid-continent and eastern U.S. as well as export markets. These markets can be accessed through the Explorer, Texas Eastern and Colonial pipelines or by ship or barge. The Company's Illinois refineries can distribute their products through various common carrier and proprietary pipelines which connect the 14 Midwest product terminals or by barge.

 Inventory Management

  The Company employs several strategies to minimize the impact on profitability due to the volatility in feedstock costs and refined product prices. These strategies generally involve the purchase and sale of exchange-traded, energy-related futures and options with a duration of six months or less. In addition, the Company to a lesser extent uses energy swap agreements similar to those traded on the exchanges, such as crack spreads and crude oil options, to better match the specific price movements in the Company's markets as opposed to the delivery point of the exchange-traded contract. These strategies are designed to minimize, on a short-term basis, the Company's exposure to the risk of fluctuations in crude oil prices and refined product margins. The number of barrels of crude oil and refined products covered by such contracts varies from time to time. Such purchases and sales are closely managed and subject to internally established risk standards and covenants contained in Clark's working capital agreement. The results of these hedging activities affect refining costs of sales and inventory costs. The Company does not engage in speculative futures or derivative transactions.

  The Company manages its total inventory position in a manner consistent with a risk management policy which states that a normal operating inventory level (base load) will not be offset using risk management techniques, while material builds or draws from this normal level may be offset by appropriate risk management strategies to protect against an adverse impact due to unfavorable price moves. The Company's retail network also reduces overall risk by providing ratable market sales which represent approximately 40% of the refineries' gasoline production. In addition, the retail network benefits from a reliable and cost-effective source of supply.

  Due to the Port Arthur refinery's Gulf Coast location, the Company has the opportunity to limit its exposure to price fluctuations on crude oil and finished product production through the use of U.S. Gulf Coast based energy derivatives, such as forward futures and option contracts relating to Gulf Coast crack spreads. There exists a market for Gulf Coast refinery crack spreads based on published spot market product prices and exchange-traded crude oil. Since the Company sells the majority of the Port Arthur refinery's production into the Gulf Coast spot market, the Company believes that forward future and option contracts related to crack spreads may be used effectively to hedge refining margins. While the Company's hedging program is intended to provide a more predictable profit margin on a portion of the Port Arthur refinery production, the use of such a program could limit the Company's ability to participate in an improvement in Gulf Coast crack spreads.

 Clean Air Act/Reformulated Fuels

  Under the Clean Air Act, the U.S. Environmental Protection Agency ("EPA") promulgated regulations mandating low sulfur diesel fuel for all on-road consumers, and RFG for ozone non-attainment areas, including Chicago, Milwaukee and Houston in the Company's direct market area.

  The Clean Air Act requires the EPA to review national ambient air quality standards for pollutants every five years. Upon review, the EPA has proposed a more restrictive standard for ground level ozone (smog) and particulate matter
(soot). The proposed rule, if enacted, would expand non-attainment areas requiring additional pollution controls and RFG, and possible new diesel fuel standards. Because the new standard is still in the early comment phase, it is too early to determine if this proposal will be implemented and if so what impact it would have on the Company.

  Expenditures required to comply with reformulated fuels regulations are primarily discretionary, subject to market conditions and economic justification. The reformulated fuels programs impose restrictions on properties of fuels to be refined and marketed, including those pertaining to gasoline volatility, oxygenated content, detergent addition and sulfur content. The regulations regarding these fuel properties vary in markets in which the Company operates, based on attainment of air quality standards and the time of the year. The Company's Port Arthur, Blue Island and Hartford refineries have the capability to produce up to 60%, 60%, and 25%, respectively, of their gasoline production in RFG. Each refinery's maximum RFG production may be limited based on the clean fuels attainment of Clark's total refining system. The Port Arthur refinery has the capability to produce 100% low sulfur diesel fuel.

 Market Environment

  The Company's products are principally commodities and, as such, are significantly affected by a variety of factors beyond its control, including the supply of, and demand for, crude oil, gasoline and other refined products, which in turn depend on, among other factors, such as changes in domestic and foreign economies, weather conditions, political affairs, production levels, the rate of industry investment, the availability of imports, the marketing of competitive fuels and the extent of government regulation.

  Since late 1994, the Company believes that refining margins were adversely impacted by several factors. These include uncertainties related to the transition to RFG in several markets, an unseasonably warm 1994-1995 Northern Hemisphere winter that reduced demand for distillates and rising, volatile and high crude oil prices in 1996.

  Over the long term, the Company believes that refining industry profitability is closely linked to the expansion of refined fuels production capability, the discount for lower quality crude oil and the rate of demand growth. U.S. gasoline demand has increased by an average of 1% to 2% annually over the last decade because of increases in miles driven and stabilization of the U.S. fleets fuel efficiency. A narrowing price benefit for using heavy and sour crude oil has been experienced since the early 1990s. The Company believes that this is principally because of the Iraqi oil embargo and new light sweet crude oil fields coming onstream while export producers were maximizing light sweet crude oil production. This has occurred while demand for heavy crude oil increased following industry construction of upgrading capability associated with the favorable heavy and sour crude oil differentials of the early 1990s. The Company believes that recent heavy and sour crude oil differentials would not justify further significant upgrading construction and industry studies indicate that long-term crude oil reserves favor sour crude oil.

  Crude oil distillation capacity utilization for the industry equaled an estimated 93% in 1996. The Company believes that the maximum sustainable refining industry capacity utilization is near this level due to requirements for regular maintenance. Increases in industry refined fuels production capability can result from debottlenecking, increased upgrading capability and new refinery additions. The Company believes that significant additional domestic grass roots construction is unlikely because of high capital costs and stringent environmental regulations. The last grass roots refinery in the U.S. was built in the mid-1970s. As noted above, the Company does not believe that recent crude oil quality differentials would justify significant upgrading construction. The Company believes some refineries increased light production capabilities through debottlenecking in conjunction with environmental-related capital spending in the early 1990s. The Company expects minor debottlenecking to continue, but with a reduction in recent industry capital spending related to poor industry earnings and decreased new environmental regulations, these additions are expected to be limited.

THE ADVANCE CRUDE OIL PURCHASE RECEIVABLE TRANSACTIONS

  In late 1995, the Company completed merger agreements and a series of related agreements with subsidiaries of Occidental and Gulf pursuant to which the Company acquired the right to receive the equivalent of 17.661 million barrels and 3.164 million barrels of crude oil, respectively, over a six year period (the "Oil Transactions"). In connection with the Oil Transactions, the Company issued common stock valued at approximately $120 million, or $22 per share (5,454,545 shares), and paid $100 million in cash to Occidental. The Company issued common stock valued at approximately $26.9 million, or $22 per share (1,222,273 shares), to Gulf. The Company sold the Occidental advance crude oil purchase receivable for net cash proceeds of $235.4 million in October 1996 after receiving value for approximately 1.5 million barrels during 1996. The Company still owns the Gulf advance crude oil purchase receivable. However, Gulf has not made their required deliveries since July 1996.

MARKETING

  The Company markets gasoline and convenience products in ten Midwestern states through a retail network of company-operated stores and also markets refined petroleum products through a wholesale program to distributors, chain retailers and industrial consumers. Clark's retail presence is predominately in the Great Lakes region of the U.S. where Company-operated stores (826 at January 31, 1997) market value-oriented gasoline products and a unique mix of On-The-Go(R) convenience products. The Company's wholesale operation markets petroleum products in both the Midwest and Gulf Coast regions of the U.S. In 1996, the Company sold approximately 1.1 billion gallons of fuel and over $250 million of convenience products through approximately 200 million retail transactions and sold an additional 1.1 billion gallons of fuel to wholesale customers ranging from Clark-branded retailers to major transportation and commercial companies.

 Retail Division

  The Company's retail strategy is based on two primary objectives, optimization and growth, and is intended to accomplish four strategic goals:
(i) optimize core market stores, (ii) minimize the value deterioration of non-strategic stores, (iii) grow earnings through acquisitions and new initiatives designed to leverage existing expertise, product knowledge and market/brand strength, and (iv) control operating and general and administrative expenses.

 . Optimization. The retail division operating strategy centers around optimizing the productivity of existing assets by maximizing overall gross margin and controlling expenses. The Company believes that continued improvements in existing processes and initiatives such as gasoline pricing, growth of higher margin premium gasoline grades and On The Go(R) convenience product lines, growth of other income/new concept initiatives (such as lottery, money orders, fast food, car washes, etc.) together with the proper management of controllable expenses are the most effective ways to improve core assets.

 . Growth. In order to support its retail strategic objectives, the Company performs thorough fundamental market analyses. The Company's analytical system evaluates each existing and potential market to identify those that it believes will produce the highest return on investment.

  The retail division's optimization and growth strategy is consistent with the Company's overall business strategy and includes the following key elements:

 . Improving Productivity. The retail division's goal is to achieve significant productivity gains exclusive of external market factors. Examples of key productivity initiatives include increasing gasoline and convenience product sales volumes, improving gasoline pricing and shifting product mixes to higher margin products.

 . Optimizing Capital Investments. Retail division capital expenditures are linked to the retail business earnings with strict emphasis made on internally funding capital projects. Capital is primarily budgeted for projects relating to environmental compliance plans and discretionary productivity improvements.

 . Promoting Entrepreneurial Culture. The retail division employs a decentralized team-oriented culture with training programs and employee incentives designed to deliver service that exceeds customer expectations. The Company's store managers have the flexibility to price gasoline and to select and price convenience products, but also have the responsibility to achieve acceptable results. The Company believes that customer satisfaction is linked to employee satisfaction, and that its incentive systems and feedback processes will contribute to the performance and motivation of its workforce.

  In markets where the Company has a competitive strength on which to build or where opportunities have been identified by preferred market analysis, the Company will consider making opportunistic acquisitions to expand market share in existing markets as well as larger acquisitions to enter new markets. The Company believes that continued growth through such acquisitions as the 122 stores acquired since 1994, contributes to building the Clark brand in core markets. In markets where the Company has experienced value deterioration in assets and the preferred market analysis has defined there to be no long-term market potential, the Company will consider divesting retail locations if favorable sale opportunities arise or if the Company determines the locations would be more viable by conversion to branded jobber locations.

 Retail Operations Overview

  The Company's retail system began operations during the 1930s with the opening of Old Clark's first store in Milwaukee, Wisconsin. Old Clark then expanded throughout the Midwest. At its peak in the early 1970s, Old Clark had more than 1800 retail stores and had established a strong market reputation for the sale of high octane gasoline at discount prices. In subsequent years, Old Clark, in line with the general industry trends, rationalized its operating stores by closing marginal locations. During the 1970s, the majority of Old Clark's stores were dealer-operated. During the years 1973 through 1983, Old Clark assumed operation of most of its stores to ensure more direct control of its marketing and distribution network.

  As of January 31, 1997, the Company had 825 Company-operated and one dealer operated retail locations, all of which operated under the Clark brand name. Of these stores, 637 were owned (77%) and 189 were leased (23%). The Company believes a high proportion of Company-operated stores enables it to respond more quickly and uniformly to changing market conditions than many of its competitors, including major oil companies whose focus has generally been operating their stores through dealer or jobber networks.

  The Company's six highest volume core metropolitan markets, with market share of 5% to 18%, consist of Chicago, Central Illinois, Southern Michigan, Cleveland, Milwaukee and Toledo. The Company's core markets are markets in which the Company believes it can maintain or develop market share of 7.5% to 15% in order to leverage brand recognition, promotions and other marketing and operating activities.

  Over the past few years the Company has grown its market share in several of its core markets through retail store acquisitions. Agreements were signed in October 1994 for 25 stores in metropolitan Chicago acquired from State Oil and in April 1995 for 35 stores in Central Illinois acquired from Illico Independent Oil Company. In March 1996 agreements were reached with State Oil for four additional stores and with Bell Fuels, Inc. for the acquisition of 10 high volume Chicago locations. The latter acquisition increased the Company's market share in Chicago from approximately 8.7% to 9.7%. In January 1997, the Company acquired 48 stores in Southern Michigan from Silcorp, Ltd. This transaction increased the Company's Southern Michigan market share from approximately 5% to 7%.

  Simultaneous with growing the Company's market share in core markets through acquisitions, the Company continues to evaluate its remaining non-core markets for possible divestiture. In the past few years, the Company has divested 64 stores in its Louisville, Kentucky, Evansville, Indiana, Minnesota, Kansas and Western Missouri markets.

  The geographic distribution of retail stores by state as of January 31, 1997 was as follows:

                  GEOGRAPHICAL DISTRIBUTION OF RETAIL STORES

             Illinois............................. 266
             Michigan............................. 210
             Ohio................................. 156
             Indiana..............................  79
             Wisconsin............................  70
             Missouri (a).........................  30
             Other States (b).....................  15
                                                   ---
               Total.............................. 826
                                                   ===

--------
(a) Includes one dealer-operated store
(b) Iowa, Kentucky, Pennsylvania and West Virginia

  In addition to developing its retail store network through acquisitions and divestitures, the Company continues to optimize its retail stores through productivity achieved from improved operations, profit enhancing capital expenditures and the addition of incremental new concept and other income initiatives. From 1993 to 1996, the Company transformed the image of its retail network by converting it from a 1950s look to a new vibrant color scheme. In 1993, the Company initiated a strategy to increase the sales of On The Go(R) products to reduce the Company's reliance on cigarette sales. This was accomplished by remodeling store interiors and adding soda fountain machines and interior beverage coolers. In an effort to continue to improve gasoline volume and pricing, growth of higher margin premium gasoline grades and On The Go(R) convenience product lines, the Company continues to upgrade the equipment for core market stores including canopies and multiple product dispensers ("MPDs"). Currently, approximately 90% of stores have canopies and approximately 70% of stores have MPDs. It is believed that MPDs improve volumes and margins by enabling the Company to market a more profitable mid-grade gasoline product without the large capital expenditures required for underground storage tanks. The installation of canopies enhances gasoline volumes with better lighting and shelter from adverse weather conditions. In 1996, the Company added "pay at the pump" credit card technology at 53 locations, and will continue to evaluate the addition of similar technology at additional locations, as well as additional other income initiatives, including car washes and branded fast food.

  As a result of the above initiatives and recent acquisitions, the Company has from 1992 to 1996 improved monthly fuel volume per store by 16% to 104,500 gallons, increased monthly convenience product sales per store by 33% to $25,500, increased the mix of On The Go(R) convenience products from 32% to 42% of total convenience product sales, and improved monthly convenience product gross margin per store by 47% to $6,600.

  The Company has implemented a number of environmental projects at its retail stores. These projects include the ongoing response to the September 1988 regulations that provided for a 10 year transition period through 1998, and are related to the design, construction, installation, repair and testing of underground storage tanks ("UST") and the requirement of the Clean Air Act to install Stage II vapor recovery systems at certain retail stores. The Company has UST leak detection devices installed at nearly all retail locations. Approximately 56% of current locations meet the December 1998 federal UST compliance standards. The Company estimates that mandatory retail capital expenditures for environmental and regulatory compliance for 1997 and 1998 will be approximately $23 million. Costs to comply with future regulations cannot be estimated.

 Market Environment

  The sale of gasoline at the retail level is considered a mature industry as consumption typically increases at 1% to 2% per year, and industry studies indicate that many markets have reached saturation in terms of the number of retail outlets and fuel dispensing capability. The retail markets in which Clark operates are highly competitive. Many well-capitalized major oil companies and numerous independent marketers have made substantial investments in their retail assets. Historically, this competitive environment has caused retail gasoline margins in the Company's Midwest markets to be among the lowest in the country.

  The Company believes that the increased sale of convenience products and fast food and the expanded offering of other services like car washes and pay-at-the-pump technology will be the primary avenues for individual site growth in the industry. Industry studies also indicate that the retail markets have been characterized by several significant trends including (i) increased rationalization of stores and consolidation of companies, (ii) changing consumer demand to emphasize convenience and value, (iii) the impact of governmental regulations on product offerings and services, and during 1996
(iv) unstable gasoline unit margins due to crude oil and related wholesale price volatility.

 . Rationalization/Consolidation. During the past several years, major oil companies have rationalized their retail systems to gain efficiencies. These companies divested non-strategic locations to focus on areas near strategic supply sources, which has put a higher concentration of market share in fewer geographic regions for many of these companies. In addition, smaller operators have closed marginal and unprofitable locations due to the investment requirements to meet the 1998 UST environmental compliance deadline.

 More recently, oil companies and convenience store chains have sought to consolidate through mergers, acquisitions and joint ventures. The lack of availability of favorable new locations, the high cost of construction of new facilities and the opportunity to achieve significant cost reduction and brand building synergies make this attractive for many companies.

 . Changing Consumer Demand. Industry studies indicate that consumer buying behavior continues to reflect the effect of increasing demands on consumer time and money. Consumers have generally become time constrained, value minded buyers that expect quality goods for reasonable prices.

 . Government Regulations. The gasoline and convenience store industry is subjected to significant governmental regulations. The environmental requirements for Stage II vapor recovery and UST upgrades have been partially responsible for the closing of more than 31,000 retail stores or close to 14% of U.S. outlets over the five year period of 1990 to 1994. This trend is expected to continue through 1998. It is anticipated that these regulations may also cause many companies with vehicle fleet programs to abandon on-site fueling in favor of retail fueling. Most recently, the Food and Drug Administration has initiated a series of regulations intended to stop the sale of tobacco products to minors. Such regulations, if enacted, may impact the way such tobacco products are marketed throughout the country.

 . Volatile Wholesale Costs. The volatility of crude oil and wholesale costs can materially affect the profitability of retail gasoline operations. Typically, there is a delay in changes between retail gasoline prices and changes in wholesale product costs that prevents operators from maintaining stable gasoline margins. During periods of rapidly rising wholesale costs, margins are usually compressed. Conversely, during periods of falling wholesale costs, margins usually expand.

 Wholesale Division

  The Company's wholesale division strategy is to leverage its strengths in the distribution and marketing of petroleum and On-The-Go(R) products to create value through commercial relationships with minimal capital investment. The wholesale division strategy is designed to create value by focusing on distinct channels of trade and offering products and services that meet the unique needs of targeted customers. Wholesale marketing can be divided into four primary functions: (i) fuel sales to commercial and transportation end-users, (ii) fuel sales to reseller-distributors, (iii) branded franchise marketing, and (iv) new business franchise marketing.

  The Company currently sells gasoline and diesel fuel on an unbranded basis to approximately 500 distributors and chain retailers. The Company believes these sales offer higher profitability than spot market alternatives. Wholesale sales are also made to the transportation and commercial sector, including airlines, railroads, barge lines and other industrial end-users. In 1997, the Company continued growth of a new branded jobber program, ending the year with 21 outlets owned and operated by branded jobbers. As part of its new business franchise marketing initiative, the Company added two outlets in Texas located on grocery store parking lots. The Company believes that a branded distributor program, new business franchise marketing, and further focus on the transportation and commercial sector offer significant opportunity for incremental sales volumes and earnings in the future.

  Fuel sales to all channels of trade focus on maximizing netback realizations (revenue less all distribution and working capital investment costs). The wholesale division continues to refine and integrate netback management tools to identify the most attractive short-term sales opportunities as well identify the most profitable markets over the long-term. Channel of trade, product, and market specific strategies are continually refined and optimized through this netback methodology. Efforts focus on improving returns and optimizing the core Midwest system while expanding Gulf Coast marketing activities around the supply of refined products available from the Port Arthur refinery.

COMPETITION

  The refining and marketing segment of the oil industry is highly competitive. Many of the Company's principal competitors are integrated multinational oil companies that are substantially larger and better known than the Company. Because of the diversity, integration of operations, larger capitalization and greater resources, these major oil companies may be better able to withstand volatile market conditions, compete on the basis of price and more readily obtain crude oil in times of shortages.

  The principal competitive factors affecting the Company's refining division are crude oil and other feedstock costs, refinery efficiency, refinery product mix and product distribution and transportation costs. Certain of the Company's larger competitors have refineries which are larger and, as a result, could have lower per barrel costs or high margins per barrel of throughput. The Company has no crude oil reserves and is not engaged in exploration and production activities. The Company obtains nearly all of its crude oil requirements from unaffiliated sources. The Company believes that it will be able to obtain adequate crude oil and other feedstocks at generally competitive prices for the foreseeable future.

  The principal competitive factors affecting the Company's retail marketing division are locations of stores, product price and quality, appearance and cleanliness of stores, brand identification and market share. Competition from large, integrated oil and gas companies, as well as convenience stores which sell motor fuel, is expected to continue. The principal competitive factors affecting the Company's wholesale marketing business are product price and quality, reliability and availability of supply and location of distribution points.

ENVIRONMENTAL MATTERS

 Compliance Matters

  Operators of refineries and gasoline stores are subject to comprehensive and frequently changing federal, state and local environmental laws and regulations, including those governing emissions of air pollutants, discharges of wastewaters and storm waters, and the handling and disposal of non-hazardous and hazardous waste. Federal, state and local laws and regulations establishing various health and environmental quality standards and providing penalties for violations thereof affect nearly all of the operations of the Company. Included among such statutes are the Clean Air Act, Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"). Also significantly affecting the Company are the rules and regulations of Occupational Safety and Health Administration. Many of these laws authorize the imposition of civil and criminal sanctions upon companies that fail to comply with applicable statutory or regulatory requirements. The Company believes that, in all material respects, its existing operations are in compliance with such laws and regulations.

  The Company's existing operations are large and complex. The numerous environmental regulations to which the Company is subject are complicated, sometimes ambiguous, and often changing. In addition, the Company may not have detected certain violations of environmental laws and regulations because the conditions that constitute such violations may not be apparent. It is therefore possible that certain of the Company's operations are not currently in compliance with state or Federal environmental laws and regulations, and that such non-compliance could result in fines and payments that could have a material adverse effect on the Company's financial condition, results of operations, cash flow or liquidity. Accordingly, the Company may be required to make additional expenditures to comply with existing environmental requirements.

  Regulations issued by the EPA in 1988 with respect to USTs require the Company, over a period of up to ten years, to install, where not already in place, detection devices and corrosion protection on all USTs and piping at its retail gasoline outlets. The regulations also require periodic tightness testing of USTs and piping. Commencing in 1998, operators will be required under these regulations to install continuous monitoring systems for underground tanks. See "--Marketing--Retail Operations Overview."

  The Company cannot predict what environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws which may develop in the future, could have an adverse effect on the financial position or operations of the Company and could require substantial additional expenditures by the Company for the installation and operation of pollution control systems and equipment. See "--Legal Proceedings."

 Remediation Matters

  In addition to environmental laws that regulate the Company's on-going operations, Clark's various operations also are subject to liability for the remediation of contaminated soil and groundwater. Under CERCLA and analogous state laws, certain persons may be liable as a result of the release or threatened release of hazardous substances into the environment. Such persons include the current owner or operator of property where such releases or threatened releases have occurred, any persons who owned or operated such property during the time that hazardous substances were released at such property, and persons who arranged for the disposal of hazardous substances at such property. Liability under CERCLA is strict. Courts have also determined that liability under CERCLA is, in most cases where the government is the plaintiff, joint and several, meaning that any responsible party could be held liable for all costs necessary for investigating and remediating a release or threatened release of hazardous substances. As a practical matter, liability at most CERCLA (and similar) sites is shared among all the solvent "potentially responsible parties" ("PRPs"). The most relevant factors in determining the probable liability of a party at a CERCLA site usually are the cost of investigation and remediation, the relative amount of hazardous substances contributed by the party to the site and the number of solvent PRPs. While the Company maintains property and casualty insurance in the normal course of its business, such insurance does not typically cover remediation and certain other environmental expenses.

  The release or discharge of petroleum and hazardous materials can occur at refineries, terminals and retail stores. The Company has identified a variety of potential environmental issues at its refineries, terminals and retail stores. In addition, each refinery has areas on-site which may contain hazardous waste or hazardous substance contamination and which may have to be addressed in the future at substantial cost. Many of the terminals may also require remediation due to the age of tanks and facilities and as a result of current or past activities at the terminal properties including several significant spills and past on-site waste disposal practices.

 Legal and Governmental Proceedings

  As a result of its activities, Clark is the subject of a number of legal and administrative proceedings relating to environmental matters. While it is not possible at this time to estimate the ultimate amount of liability with respect to the environmental matters described below, the Company is of the opinion that the aggregate amount of any such liability will not have a material adverse effect on its financial position. However, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

  Hartford Groundwater Contamination. Clark and other area oil companies were contacted by the Illinois Environmental Protection Agency ("IEPA") and the Illinois Attorney General regarding the presence of gasoline contamination in the groundwater beneath the northern portion of the Village of Hartford, Illinois. Clark installed a gasoline vapor recovery system in Hartford. The successful installation and operation of the vapor recovery system substantially met the concerns of the regulatory authorities. No claim has been filed by the state authorities. Based upon the estimates of an independent environmental engineering firm, in 1991 Clark established a $10 million provision for the estimated costs of its mitigation and recovery efforts, of which approximately $4 million remained for future remediation at December 31, 1996.

  Hartford Pollution Control Board Litigation. On June 7, 1995, Clark was served with a complaint entitled People of the State of Illinois v. Clark Refining & Marketing, Inc. PCB No. 95-163. This matter was substantially settled in 1996 for $235,000. One issue concerning the exempt status of Clark's wastewater treatment system is being submitted to an Administrative Law Judge on a stipulation of facts. No estimate of any liability with respect to this remaining element of the complaint can be made at this time.

  Hartford FCCU. In early April, 1996, Clark learned that its Hartford, Illinois refinery is the subject of a Clean Air Act enforcement referral by the EPA to the United States Department of Justice. The referral pertains to alleged violations of the Clean Air Act and regulations promulgated thereunder in the operation and permitting of the Hartford refinery fluid catalytic cracking unit ("FCCU") and alleged modification of the FCCU. Although a complaint has not yet been filed, the government requested additional information from Clark pursuant to Section 114 of the Clean Air Act for the stated purpose of completing its pre-enforcement evaluation. Clark submitted the requested information and is cooperating with the government in its investigation. No estimate can be made at this time of Clark's potential liability, if any, as a result of this enforcement referral.

  Blue Island Federal Enforcement. On September 30, 1996 the EPA served a Notice of Violation and a Finding of Violation on Clark, alleging that Clark is in violation of the Clean Air Act national emission standard for hazardous air pollutants for benzene at the Blue Island refinery, and that Clark was in violation of certain leak detection and recordkeeping requirements issued pursuant to the Illinois state implementation plan. No estimate can be made at this time of Clark's potential liability, if any, as a result of this Notice of Violation and this Finding of Violation. On January 14, 1997, Clark received a demand for information concerning a variety of water pollution, air pollution, and solid waste management practices and procedures. On March 3, 1997, the EPA initiated a multimedia investigation at the Blue Island refinery. The investigation is proceeding in stages and is currently in progress. On March 25, 1997, Clark received a Grand Jury subpoena requesting certain documents relating to water discharges. Clark is cooperating fully and will produce the documents responsive to the subpoena. No estimate can be made at this time whether any potential for liability exists as result of this investigation.

  Blue Island, Illinois Refinery. People ex rel Ryan v. Clark Refining & Marketing, Inc., Cir. Ct. Cook County, III., Case No. 95-CH-2311, is currently pending in the Circuit Court of Cook County, Illinois. The first count of this lawsuit concerns a fire that occurred in the Isomax unit at the Blue Island refinery on March 13, 1995 in which two employees were killed and three other employees were injured. The second count of the lawsuit concerns a release of hydrogen fluoride ("HF") on May 16, 1995 from a catalyst regeneration portion of the HF unit at the Blue Island refinery. At the request of the Illinois Attorney General, and with Clark's consent, the Circuit Court of Cook County, Illinois entered an order prohibiting the restart of the regeneration unit of the HF unit pending an investigation of the cause of the release. On August 8, 1995, an order was entered by the Court allowing Clark to resume operation of the HF regeneration unit. The order also requires Clark, pursuant to an agreement between Clark and the Illinois Attorney General, to implement certain HF release mitigation and detection measures that are substantially complete. The next three counts of the lawsuit concern releases into the air that occurred in the past three years at the Blue Island refinery. One of those air emissions, which occurred on October 7, 1994, is also the basis for Rosolowski, et al v. Clark Refining & Marketing, Inc., Cir. Ct. Cook County, Ill., Case No. 95-L-01 4703. See "--Legal Proceedings." The next five counts of the lawsuit concern several alleged releases of process wastewater and contaminated stormwater to the Cal Sag Channel from the Blue Island refinery. Clark has filed an Answer denying the material allegations in the lawsuit. Following an explosion on October 19, 1996, in a propane gas line at the Blue Island refinery, the State of Illinois brought an action seeking a temporary restraining order requiring the refinery to cease operations, temporarily, pending a safety review. On November 8, 1996, the court denied the requested order. No estimate of any liability with respect to this matter can be made at this time.

  Ninth Avenue Site. On January 5, 1995, Clark received a Unilateral Administrative Order from the EPA pursuant to CERCLA alleging that "Clark Oil & Refining Corp." is a PRP with respect to shipments of hazardous substances to a solid waste disposal site known as the Ninth Avenue Site, Gary, Indiana. The alleged shipments all occurred prior to 1987. The Order instructs Clark and the other approximately ninety PRPs to design and implement certain remedial work at the site. Clark has informed the EPA that it is not a proper party to this matter, because its purchase of certain assets of Old Clark was "free and clear" of all Old Clark liabilities. Information provided with the Order estimates that the remedial work may cost approximately $25 million. No estimate of Clark's liability can be made with respect to this proceeding at this time. In addition, on December 28, 1994, Clark was served with a summons and complaint brought by certain private parties seeking to recover all past and future response costs with respect to the Ninth Avenue Site. Clark, along with approximately eighty other parties, is alleged to be a PRP with respect to that site on the basis of shipments of hazardous substances allegedly made prior to 1987. Clark moved to dismiss this action on the basis that the action is barred by the "free and clear" Order pursuant to which Clark purchased certain assets of Old Clark. On April 19, 1996, the District Court denied Clark's Motion to Dismiss holding that at this early procedural stage of the case and prior to gathering facts regarding the plaintiffs' opportunity to participate in the bankruptcy case which issued the "free and clear" order, the Court would not dismiss the case. No estimate of any liability with respect to this case can be made at this time.

  St. Louis Terminal. On April 13, 1995, Clark was served with two Grand Jury Records Subpoenas issued by the Office of the United States Attorney, Environmental Crimes Section, in St. Louis. The Subpoenas seek documentary information primarily about a gasoline spill at the St. Louis terminal which occurred in January, 1994. Clark is cooperating fully with the United States Attorney Office's investigation, and on June 26, 1995 Clark produced documents responsive to the Subpoena. At this time it is not possible to estimate any potential exposure to Clark from this inquiry.

  Sashabaw Road. On May 5, 1993 Clark received correspondence from the Michigan Department of Natural Resources ("MDNR") indicating that the MDNR believes that Clark may be a PRP in connection with groundwater contamination in the vicinity of one of its retail stores in the Sashabaw Road area north of Woodhull Lake and Lake Oakland, Oakland County, Michigan. On July 22, 1994, MDNR commenced suit against Clark and Chevron U.S.A. Products Co. seeking $450,000 for past response activity costs incurred by MDNR in connection with this site. MDNR subsequently dropped Chevron from its litigation and raised its demand to Clark to $750,000. No estimate of any liability with respect to this matter can be made at this time.

  Port Arthur Refinery. The original refinery on the site of the Port Arthur refinery began operating in 1904, prior to modern environmental laws and methods of operation. While the Company believes, as a result, that there is extensive contamination at the site, the Company is unable to estimate the cost of remediating such contamination. While Chevron will be obligated to perform the required remediation of most pre-closing contamination, the Company assumed responsibility for environmental contamination beneath and within 25 to 100 feet of the facility's active processing units. Based on the estimates of independent environmental consultants, the Company accrued approximately $7.5 million as part of the Port Arthur refinery acquisition for its cost of remediation in this area. In addition, as a result of the acquisition, Clark may become jointly and severally liable under CERCLA for the costs of investigation and remediation at the site. In the event that Chevron is unable (as a result of bankruptcy or otherwise) or unwilling to perform the required remediation at the site, Clark may be required to do so. The cost of any such remediation could be substantial and could be beyond the Company's financial ability.

EMPLOYEES

  As of February 28, 1997, the Company employed approximately 7,400 people, approximately 1,000 of whom were covered by collective bargaining agreements at the Blue Island, Hartford and Port Arthur refineries. The Hartford and Port Arthur refinery contracts expire in February 1999 and the Blue Island refinery contract expires in August 1999. In addition, the Company has union contracts for certain employees at its Hammond, Indiana and St. Louis, Missouri terminals which expire March 31, 1998 and March 5, 1998, respectively. Relationships with the unions have been good and neither Old Clark nor the Company has ever experienced a work stoppage as a result of labor disagreements.

ITEM 3. LEGAL PROCEEDINGS

  Clark was named as a defendant in thirty-four suits filed in December 1991 in the Circuit Court of the Third Judicial District, Madison County, Illinois, by plaintiff residents and property owners in the Village of Hartford, Illinois. These suits sought damages for the presence of gasoline in the soil and groundwater beneath plaintiffs properties. See "Business; Properties-- Environmental Matters." Twenty-five of these suits were settled by Clark and Shell at a total cost to Clark of less than $150,000 with the exception of one case in the process of settlement and one remaining case. No estimate can be made of Clark's potential loss in these remaining cases, if any, at this time.

  Rosolowski et al v. Clark Refining & Marketing, Inc., Cir. Ct. Cook County, III., Case No. 95-L-014703. This purported class action lawsuit, filed on October 11, 1995, relates to an on-site electrical malfunction at Clark's Blue Island refinery on October 7, 1994, which resulted in the release to the atmosphere of used catalyst containing low levels of heavy metals, including antimony, nickel and vanadium. This release resulted in the temporary evacuation of certain areas near the refinery, including a high school, and approximately fifty people were taken to area hospitals. Clark has offered to reimburse the medical expenses incurred by persons receiving treatment. Clark was previously sued by one individual who claimed medical costs as a result of the incident; that case was settled. The purported class action lawsuit was filed on behalf of various named individuals and purported plaintiff classes, including residents of Blue Island, Illinois and students at Eisenhower High School, alleging claims based on common law nuisance, negligence, willful and wanton negligence and the Illinois Family Expense Act as a result of this incident. Plaintiffs seek to recover damages in an unspecified amount for alleged medical expenses, diminished property values, pain and suffering and other damages. Plaintiffs also seek punitive damages in an unspecified amount. On November 22, 1995, an amended complaint was filed in this action which adds several additional plaintiffs and two supplemental counts. Otherwise, the amended complaint was substantially identical to the original complaint. On January 6, 1997, several counts of the Amended Complaint were dismissed or withdrawn subject to refiling. At this time no estimate can be made as to Clark's potential loss, if any, with respect to this matter.

  Other Blue Island Tort Cases, alleging various losses due to emissions from the Blue Island refinery were filed in September and October, 1996. These cases, Banks v. UOP and Clark Refining & Marketing, Inc.; Boucher v. Clark Refining & Marketing, Inc.; Loranger v. Clark Refining & Marketing, Inc.; Marciano v. Clark Refining & Marketing, Inc.; Szabla v. Clark Refining & Marketing, Inc.; Webb v. Clark Refining & Marketing, Inc. all brought by named individuals, seek damages of less than $100,000 each. At this time, no estimate can be made as to Clark's potential loss, if any, with regard to this litigation.

  EEOC v. Clark Refining & Marketing, Inc., Case No. 94 C 2779, is currently pending in the United States District Court for the Northern District of Illinois. In this action, the Equal Employment Opportunity Commission (EEOC) has alleged that Clark engaged in age discrimination in violation of the Age Discrimination in Employment Act through a "pattern and practice" of discrimination against a class of former retail managers over the age of forty. The EEOC has identified 40 former managers it believes have been affected by the alleged pattern and practice. However, two of those managers have since been dismissed from the case. The relief sought by the EEOC includes reinstatement or reassignment of the individuals allegedly affected, payment of back wages and benefits, an injunction prohibiting employment practices which discriminate on the basis of age and institution of practices to eradicate the effects of any past discriminatory practices. Fact discovery is nearing completion. A scheduling order has been entered indicating that a trial will not be held before the fourth quarter of 1997, unless earlier dismissed. At this point, no estimate can be made as to Clark's potential loss, if any, with respect to this litigation.

  On May 23, 1995 Clark was served with a Petition entitled Anderson, et al v. Chevron and Clark, filed in Jefferson County, Texas by twenty-four individual plaintiffs who were Chevron employees who did not receive offers of employment from Clark at the time of the purchase of the Port Arthur Refinery. Chevron and the outplacement service retained by Chevron are also named as defendants. An Amended Petition has now been filed increasing the number of plaintiffs to forty. Clark filed an Answer denying all material allegations of the Amended Petition. Subsequent to the filing of the lawsuit, the plaintiffs have each filed individual charges with the EEOC and the Texas Commission of Human Rights. At this point, no estimate can be made as to Clark's potential liability, if any, with respect to this litigation or the individual charges filed.

  While it is not possible at this time to estimate the ultimate amount of liability with respect to the legal proceedings described above, the Company is of the opinion that the aggregate amount of any such liability will not have a material adverse effect on its financial position, however, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

  Clark is also the subject of various environmental and other governmental proceedings. See "Business; Properties--Environmental Matters."

  In addition to the specific matters discussed above or under "Business; Properties--Environmental Matters", Clark has also been named in various other suits and claims. While it is not possible to estimate with certainty the ultimate legal and financial liability with respect to these other legal proceedings, the Company believes the outcome of these other suits and claims will not have a material adverse effect on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

  Inapplicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

  Inapplicable.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth, for the periods and dates indicated, selected financial data derived from the Consolidated Financial Statements of the Company for each of the years in the five-year period ended December 31, 1996. The Consolidated Financial Statements of the Company for each of the years in the five-year period ended December 31, 1996 were audited by Coopers & Lybrand L.L.P. This table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes.

                                                                YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------
                                                        1992      1993      1994      1995      1996
                                                      --------  --------  --------  --------  --------
                                                       (IN MILLIONS, EXCEPT RATIOS AND OPERATING
                                                                         DATA)
INCOME STATEMENT DATA:
  Net sales and operating revenues................... $2,253.5  $2,264.7  $2,441.2  $4,486.8  $5,073.1
  Cost of sales......................................  1,949.8   1,930.3   2,086.6   4,015.2   4,557.0
  Operating expenses (a).............................    218.6     209.5     225.6     375.5     419.9
  General and administrative expenses (a)............     38.3      41.4      51.5      52.4      59.5
  Inventory (recovery of) write-down to market value.      --       26.5     (26.5)      --        --
  Depreciation and amortization (b)..................     30.5      35.4      37.4      43.5      48.5
                                                      --------  --------  --------  --------  --------
  Operating income (loss)............................ $   16.3  $   21.6  $   66.6  $    0.2  $  (11.8)
  Interest and financing costs, net (c)..............     28.6      43.7      53.7      59.2      47.5
  Other income (expense) (d).........................     14.7      11.4      (1.1)      --        --
                                                      --------  --------  --------  --------  --------
  Earnings (loss) from continuing operations before
   taxes, extraordinary items and cumulative effect
   of change in accounting principles................ $    2.4  $  (10.7) $   11.8  $  (59.0) $  (59.3)
  Income tax provision (benefit).....................      1.3      (4.2)      4.0     (21.9)     (3.1)
                                                      --------  --------  --------  --------  --------
  Earnings (Loss) from continuing operations before
   extraordinary items and cumulative effect of
   changes in accounting principles.................. $    1.1  $   (6.5) $    7.8  $  (37.1) $  (56.2)
                                                      ========  ========  ========  ========  ========
BALANCE SHEET DATA:
  Cash, cash equivalents and short-term investments.. $  218.9  $  232.9  $  155.0  $  149.8  $  354.8
  Total assets.......................................    802.0     865.4     891.7   1,364.9   1,432.8
  Long-term debt.....................................    401.5     538.1     553.3     765.0     781.4
  Stockholders' equity...............................     66.1      49.5      56.2     154.2     214.4
SELECTED FINANCIAL DATA:
  Cash flows from operating activities............... $   37.3  $   57.8  $   56.3  $  (81.5) $   22.4
  Cash flows from financing activities...............    (38.7)     29.7      (6.5)    298.9      (4.7)
  Ratio of earnings to fixed charges (e).............   (f)       (f)         1.14x   (f)       (f)
  Expenditures for turnaround........................      2.7      20.6      11.2       6.5      13.9
  Expenditures for property, plant and equipment.....     59.5      68.1     100.4      42.2      45.0
  Refinery acquisition expenditures..................      --        --       13.5      71.8       --
                                                      --------  --------  --------  --------  --------
  Total capital expenditures......................... $   62.2  $   88.7  $  125.1  $  120.5  $   58.9
                                                      ========  ========  ========  ========  ========
OPERATING DATA:
Refining Division:
  Port Arthur Refinery (acquired February 27, 1995)
    Production (m bbls/day)..........................      --        --        --      207.7     210.8
    Gross margin (per bbl) (a).......................      --        --        --   $   2.37  $   2.78
    Operating expenses (per bbl) (a).................      --        --        --       1.90      2.13
  Blue Island, Hartford and other refining
    Production (m bbls/day)..........................    142.4     134.7     140.3     136.5     134.2
    Gross margin (per bbl) (a)....................... $   3.03  $   3.24  $   3.48  $   2.64  $   2.53
    Operating expenses (per bbl) (a).................     2.17      2.12      2.28      2.61      2.58
  Refining contribution to operating income (mm) (a).   N/A         45.2      47.8      12.8      26.5
Retail Division:
  Number of stores (average).........................      885       860       834       852       823
  Gasoline volume (mm gals)..........................    956.7   1,014.8   1,028.5   1,063.8   1,031.9
  Gasoline volume (m gals pmps)......................     90.1      98.6     102.8     104.1     104.5
  Gasoline gross margin (c/gal) (a)..................     10.0c     11.1c     10.9c     11.4c     10.4c
  Convenience product sales (mm)..................... $  203.4  $  218.0  $  231.6  $  252.6  $  251.7
  Convenience product sales (pmps)...................     19.2      21.2      23.1      24.7      25.5
  Convenience product gross margin and other income
   (mm)..............................................     47.7      54.8      57.2      62.9      65.8
  Convenience product gross margin (pmps)............      4.5       5.3       5.7       6.1       6.6
  Operating expenses (mm) (a)........................     96.0     100.1     104.6     121.6     126.2
  Retail contribution to operating income (mm) (a)...   N/A         52.9      45.9      45.4      25.0

--------
(a) Certain reclassifications have been made to prior periods to conform to current period presentation.
(b) Amortization includes amortization of turnaround costs and organizational costs.
(c) Interest and financing costs, net, includes amortization of debt issuance costs of $2.9 million, $1.7 million, $1.8 million, $6.5 million and $10.2 million for the years ended December 31, 1992, 1993, 1994, 1995 and 1996, respectively. Interest and financing costs, net, also includes interest on all indebtedness, net of capitalized interest and interest income.
(d) Other expense in 1994 includes financing costs associated with a withdrawn debt offering. Other income in 1993 includes the final settlement of litigation with Drexel Burnham Lambert Incorporated ("Drexel") of $8.5 million and a gain from the sale of non-core stores of $2.9 million. Other income in 1992 includes the settlement of litigation with Apex and Drexel of $9.2 million and $5.5 million, respectively.
(e) The ratio of earnings to fixed charges is computed by dividing (i) earnings before income taxes (adjusted to recognize only distributed earnings from less than 50% owned persons accounted for under the equity method) plus fixed charges by (ii) fixed charges. Fixed charges consist of interest on indebtedness, including amortization of discount and debt issuance costs and the estimated interest components (one-third) of rental and lease expense.
(f) As a result of the losses for the years ended December 31, 1992, 1993, 1995 and 1996, earnings were insufficient to cover fixed charges by $2.5 million, $13.2 million, $61.8 million and $60.5 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report.

RESULTS OF OPERATIONS

 Overview

  Because Clark is the principal operating subsidiary of the Company, a discussion of the Company's results of operations consists principally of a discussion of Clark's results of operations. The Company's results are significantly affected by a variety of factors beyond its control, including the supply of, and demand for, crude oil, gasoline and other refined products which in turn depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs and production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. Although margins are significantly affected by industry and regional factors, the Company can influence its margins through the efficiency of its operations. While the Company's net sales and operating revenues fluctuate significantly with movements in industry crude oil prices, such prices do not generally have a direct long-term relationship to net earnings. Crude oil price movements may impact net earnings in the short-term because of fixed crude oil purchase commitments which average approximately 5 million barrels. The effect of changes in crude oil prices on the Company's operating results is determined more by the rate at which the prices of refined products adjust to reflect such changes. The Company believes that, in general, low crude oil prices indirectly benefit operating results over the longer term due to increased demand and decreased working capital requirements. Conversely, the Company believes that high crude oil prices generally result in decreased demand and increased working capital requirements over the long term. Increased refinery production is typically associated with improved results of operations, while reduced production, which generally occurs during scheduled refinery maintenance turnarounds, negatively affects results of operations.

  The following table illustrates the potential pre-tax earnings impact based on historical operating rates estimated by the Company resulting from changes in: (i) sweet crude oil cracking margins--the spread between gasoline and diesel fuel prices and input (e.g., a benchmark sweet crude oil) costs; (ii) sweet/sour differentials--the spread between a benchmark sour crude oil and a benchmark sweet crude oil; (iii) heavy/light differentials--the spread between a benchmark light crude oil and a benchmark heavy crude oil and (iv) retail margins--the spread between product prices at the retail level and wholesale product costs.

                                                        PRE-TAX EARNINGS IMPACT
                                                                  ON
                                                            THE COMPANY (A)
                                                        -----------------------
                                                        BEFORE PORT AFTER PORT
                                                          ARTHUR      ARTHUR
          EARNINGS SENSITIVITY              CHANGE      ACQUISITION ACQUISITION
          --------------------         ---------------- ----------- -----------
      Refining margins
        Sweet crude cracking margin... $0.10 per barrel $ 5 million $12 million
        Sweet/sour differentials......  0.10 per barrel   3 million   9 million
        Heavy/light differentials.....  0.10 per barrel   1 million   2 million
      Retail margin................... $0.01 per gallon $10 million  10 million

--------
(a) Based on an assumed production of approximately 210,000 barrels per day for the Port Arthur refinery and 140,000 barrels per day for the Illinois refineries.

 1996 compared with 1995 and 1994:

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1994      1995      1996
                                                   --------  --------  --------
                                                         (IN MILLIONS)
      FINANCIAL RESULTS: (A)
        Net sales and operating revenues.........  $2,441.2  $4,486.8  $5,073.1
        Cost of sales............................   2,086.6   4,015.2   4,557.0
        Operating expenses (b)...................     225.7     375.5     419.9
        General and administrative expenses (b)..      50.3      52.4      59.5
        Depreciation and amortization............      37.4      43.5      48.5
        Interest and financing costs, net........      47.1      59.2      58.4
                                                   --------  --------  --------
        Earnings (loss) before income taxes (c)..      (5.9)    (59.0)    (70.2)
        Income tax provision (benefit) (c).......      (2.8)    (21.9)     (7.3)
                                                   --------  --------  --------
        Earnings (loss) before unusual items (c).      (3.1)    (37.1)    (62.9)
        Unusual items, after taxes (c)...........      10.9       --        6.7
                                                   --------  --------  --------
          Net earnings (loss)....................  $    7.8  $  (37.1) $  (56.2)
                                                   ========  ========  ========
      OPERATING INCOME:
        Refining contribution to operating income
         (b).....................................  $   47.8  $   12.8  $   26.5
        Retail contribution to operating income
         (b).....................................      45.9      45.4      25.0
        Corporate general and administrative
         expenses................................      15.1      14.5      14.8
        Depreciation and amortization............      37.4      43.5      48.5
        Unusual items (c)........................      25.4       --        --
                                                   --------  --------  --------
          Operating income (loss)................  $   66.6  $    0.2  $  (11.8)
                                                   ========  ========  ========

--------
(a) This table provides supplementary data and is not intended to represent an income statement presented in accordance with generally accepted accounting principles.
(b) Certain reclassifications have been made to prior periods to conform to current period presentation.
(c) The Company considers certain items in 1994 and 1996 to be "unusual". Detail on these items is presented below.

  The Company reported a net loss of $56.2 million in 1996 compared with a net loss of $37.1 million in 1995 and net earnings of $7.8 million in 1994. Excluding an unusual item, discussed below, net earnings were flat with 1995, while 1995 was below 1994. Improvements in productivity and fundamental refining industry indicators for crack spreads and crude oil quality differentials in 1996 were offset by the impact of rising, volatile and high crude oil prices. Narrow crude oil differentials, an extremely warm 1994-1995 winter and the resulting oversupply of distillates and market uncertainty related to the introduction of RFG reduced 1995 results from 1994 levels. The late February 1995 acquisition of the 210,000 barrel per day Port Arthur, Texas refinery increased net sales and operating revenues, cost of goods sold, operating and general and administrative expenses and depreciation and amortization. Net sales and operating revenues and cost of goods sold were also higher in 1996 due to higher hydrocarbon prices as reflected by 20% higher prices for benchmark WTI crude oil. Interest and financing costs, net fluctuated significantly from 1994 to 1996 because of the Port Arthur refinery acquisition and the acquisition in December 1995 of two advance crude oil purchase receivables.

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                             ------------------
                                                             1994   1995  1996
                                                             -----  ----- -----
                                                               (IN MILLIONS)
      UNUSUAL ITEMS:
        Recovery of inventory market value write-down....... $26.5  $ --  $ --
        Other...............................................  (1.1)   --    --
                                                             -----  ----- -----
          Impact on operating income........................  25.4    --    --
        Gain on sale of advance crude oil purchase
         receivable.........................................   --     --   10.9
        Short-term investment losses........................  (6.6)   --    --
        Other...............................................  (1.1)   --    --
                                                             -----  ----- -----
          Total............................................. $17.7  $ --  $10.9
                                                             =====  ===== =====
          Net of income taxes............................... $10.9  $ --  $ 6.7
                                                             =====  ===== =====

  Several items which are considered by management as "unusual" are excluded throughout this discussion of the Company's results of operations. In 1996, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, the Company recorded a valuation allowance on its deferred income tax asset of approximately $18.8 million (not included in the table above). See
Note 12 "Income Taxes" to the Consolidated Financial Statements. The Company also sold one of its advance crude oil purchase receivables in October 1996 recognizing a gain of $10.9 million that was recorded as finance income. A non-cash accounting charge of $26.5 million was taken in the fourth quarter of 1993 to reflect the decline in the value of petroleum inventories below carrying value caused by a substantial drop in petroleum prices. Crude oil and related refined product prices rose in 1994 allowing the Company to recover the original charge. Accordingly, a reversal of the inventory write-down to market was recorded in 1994. In 1994, the Company realized losses on the sale of short-term investments due to an increase in market interest rates.

 Refining

                                                         YEAR ENDED DECEMBER
                                                                 31,
                                                         ---------------------
                                                          1994   1995   1996
                                                         ------  ----- -------
                                                         (IN MILLIONS, EXCEPT
                                                           OPERATING DATA)
      OPERATING STATISTICS:
      PORT ARTHUR REFINERY (ACQUIRED
       FEBRUARY 27, 1995)
        Crude oil throughput (m bbls/day)...............    --   198.9   199.8
        Production (m bbls/day).........................    --   207.7   210.8
        Gross margin (per barrel of production) (a).....    --   $2.37  $ 2.78
        Operating expenses (per barrel of production)
         (a)............................................    --   $1.90  $ 2.13
        Net margin (a)..................................    --   $30.0  $ 49.6
      BLUE ISLAND, HARTFORD AND OTHER REFINING
        Crude oil throughput (m bbls/day)...............  138.2  133.6   132.7
        Production (m bbls/day).........................  140.3  136.5   134.2
        Gross margin (per barrel of production) (a)..... $ 3.48  $2.64  $ 2.53
        Operating expenses (per barrel of production)
         (a)............................................ $ 2.28  $2.61  $ 2.58
        Net margin (a).................................. $ 61.4  $ 1.5 $  (2.3)
        Clark Pipe Line net margin......................    1.3    1.7     2.3
        Divisional general and administrative expenses
         (a)............................................   14.9   20.4    23.1
        Contribution to operating income (a)............ $ 47.8  $12.8  $ 26.5

--------
(a) Certain reclassifications have been made to prior periods to conform to current period presentation.

  Refining division contribution to operating income in 1996 was $26.5 million more than double 1995 levels ($12.8 million), but below 1994 results ($47.8 million). Contribution improved over 1995 principally because of an improvement in the Port Arthur refinery gross margin resulting from improvements in operational rates, reliability and overall yields. The Hartford refinery realized the benefit from a capital project designed to recover additional higher value products from processing units. Certain key refining market indicators also improved in 1996, including gasoline and distillate margins and crude oil quality differentials. More normal winter weather, and corresponding demand, contributed to a 2.4% increase in fuels demand from 1995 to 1996. However, these positive market trends were more than offset by reduced by-product margins and the increased cost of crude oil acquisition activities caused by rising, volatile and high absolute crude oil prices. Refining results for 1995 were below 1994 levels as refining margins were particularly weak in 1995 and late 1994 due to the warmest Northern Hemisphere winter in 40 years, which reduced demand for heating oil, and the transition to RFG. Several geographical areas unexpectedly opted not to switch to RFG which caused confusion and concern in the marketplace, and caused gasoline prices to fall relative to the price of crude oil.

  Operating expenses increased at the Port Arthur refinery from 1995 to 1996 principally due to increased refinery fuel costs associated with higher natural gas prices. Operating expenses increased in 1995 over 1994 principally due to the addition of the Port Arthur refinery and related terminal expenses in early 1995 and expenses associated with unplanned downtime at the Blue Island refinery. Reduced throughput at the Company's Illinois refineries due to poor first quarter 1995 market conditions and scheduled and unscheduled downtime also contributed to lower production and a higher per barrel operating costs in 1996 and 1995 as compared with 1994. Divisional general and administrative expenses increased in 1996 and 1995 principally because of the inclusion of administrative functions located at the Port Arthur refinery.

 Retail

                                                     YEAR ENDED DECEMBER 31,
                                                     -------------------------
                                                      1994     1995     1996
                                                     -------  -------  -------
                                                      (IN MILLIONS, EXCEPT
                                                         OPERATING DATA)
      OPERATING STATISTICS:
        Gasoline volume (mm gals)................... 1,028.5  1,063.8  1,031.9
        Gasoline gross margin (c/gal) (a)...........    10.9c    11.4c    10.4c
        Gasoline gross margin (a)................... $ 112.3  $ 121.7  $ 107.0
        Convenience product sales................... $ 231.6  $ 252.6  $ 251.7
        Convenience product gross margin and other
         income.....................................    57.2     62.9     65.8
        Operating expenses (a)...................... $ 104.6  $ 121.6  $ 126.2
        Divisional general and administrative
         expenses (a)...............................    19.0     17.6     21.6
        Contribution to operating income (a)........ $  45.9  $  45.4  $  25.0
      PER MONTH PER STORE:
      Company operated stores (average).............     834      852      823
      Gasoline volume (m gals)......................   102.8    104.1    104.5
      Convenience product sales (m)................. $  23.1  $  24.7  $  25.5
      Convenience product gross margin (m).......... $   5.7  $   6.1  $   6.6

--------
(a) Certain reclassifications have been made to prior periods to conform to current period presentation.

  The retail division contributed $25.0 million to operating income in 1996 (1995--$45.4 million; 1994--$45.9 million). The retail division contribution was below 1995 levels due mostly to a sharp drop in retail gasoline margins. This resulted from an increase in wholesale gasoline costs associated with higher crude oil prices that was not fully captured in retail selling prices due to an extremely competitive Midwest retail market environment. This was particularly the case in the last half of 1996. In addition, high retail prices impaired sales of higher margin premium gasoline grades. Gross margins on convenience product sales and monthly convenience product sales and gross margins per store improved over the last three years due to the addition of larger stores and an improved mix of higher margin On The Go(R) (non-cigarette) products. Operating and general and administrative expenses increased in 1996 and 1995 over 1994 principally due to operating leases and other costs related to new store acquisitions and increased costs related to the expansion of Clark's credit card programs. Year over year credit card sales increased 31% in 1996 and 41% in 1995.

  During 1996, the retail network continued to be upgraded in the core Great Lakes' markets. This was achieved by acquiring 10 high volume stores in the Chicago market, introducing a branded marketer program and closing underperforming stores. A further 48 store acquisition was completed in Michigan in January 1997. In 1995, the Company acquired through an operating lease 35 retail stores in central Illinois. In late 1994, the Company similarly acquired 25 stores in Chicago, Illinois. Four additional stores related to the Chicago acquisition were added in 1996. Consistent with the Company's strategy to exit non-core markets, the Company divested 41 stores in the Kansas, western Missouri and Minnesota markets in late 1995 and early 1996 and 11 Dayton, Ohio stores were converted to branded marketer locations in January 1997. As part of its overall growth strategy, the Company expects to continue to consider retail store growth in both existing and new markets while also evaluating underperforming markets for possible divestiture.

OTHER FINANCIAL MATTERS

  Depreciation and amortization expenses increased in 1996 and 1995 principally because of the Port Arthur refinery acquisition and 1994 capital expenditures.

  Interest and financing costs, net in 1996 were below 1995 principally due to the finance income recognized related to the advance crude oil purchase receivables. Interest expense increased in 1996 and 1995 primarily because of the compounding effect related to the Senior Secured Zero Coupon Notes due 2000 (the

"Zero Coupon Notes") and the issuance in December 1995 of $175 million of 10 7/8% Senior Notes (the "10 7/8% Notes"). Financing costs increased in 1995 and 1996 principally due to higher amortization associated with Clark's larger working capital facility which was increased to support the crude oil supply needs of the Port Arthur Refinery and higher amortization of bondholder consent payments paid in connection with the acquisition of the Port Arthur Refinery and the advance crude oil purchase receivables. Interest income improved in 1996 due to $20.9 million of finance income associated with the advance crude oil purchase receivables and higher levels of cash and cash equivalents. See Note 8 "Long-Term Debt" and Note 14 "Occidental/Gulf Transactions" to the Consolidated Financial Statements.

  In December 1995, the Company completed separate transactions with Occidental and Gulf. Pursuant to a merger agreement and a series of related agreements with Occidental, the Company acquired the right to receive the equivalent of 17.661 million barrels of WTI to be delivered over six years according to a defined schedule. This contract was sold in 1996 for $235.4 million. Pursuant to a merger agreement and a series of related agreements with Gulf, the Company acquired the right to receive 3.164 million barrels of certain royalty oil to be received by Gulf pursuant to agreements among Gulf, an Occidental subsidiary and the Government of the Congo. The crude oil was to be delivered over six years according to a minimum schedule of (in millions of barrels) 0.72, 0.62, 0.56, 0.48, 0.42 and 0.36 in 1996, 1997, 1998, 1999, 2000
and 2001, respectively. Gulf has not made their required deliveries since July 1996.

OUTLOOK

  Since most of the Company's products are commodities, supply and demand for crude oil and refined products has a significant impact on the Company's results. Demand for fuels products has grown by an average of 2% since 1992 primarily as a result of increased miles driven and little improvement in the fuel efficiency of the U.S. automobile fleet. The Company believes that capital spending in the refining sector is highly correlated to refining industry profitability. As a result of the high capital spending levels of the early 1990s, the industry's ability to produce products exceeded demand in recent years. Since then, industry refinery capital spending has declined. The Company expects that there will continue to be volatility in refining margins and the Company's earnings because of the seasonal nature of refined product demand and the commodity nature of the Company's products. In the first quarter of 1997 the Company completed a maintenance turnaround at its Port Arthur refinery which reduced production for the quarter by approximately one-third.

  In the short-term, retail margins are generally squeezed in periods of rapid oil price increases, as was the case in 1996, and widen as prices stabilize or fall. Prices for crude oil have fallen substantially since the end of 1996. Longer term, the Company believes margins are driven by market share and concentration. The Company believes that over the last five years the Company's Midwest market has averaged among the lowest margins in the U.S. due to its relatively high level of fragmentation.

LIQUIDITY AND CAPITAL RESOURCES

                                                           YEAR ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                            1994   1995   1996
                                                           ------ ------ ------
                                                              (IN MILLIONS)
      FINANCIAL POSITION:
        Cash and short-term investments................... $155.0 $149.8 $354.8
        Working capital...................................  164.1  249.8  430.1
        Property, plant and equipment.....................  431.4  550.9  557.3
        Long-term debt....................................  553.3  765.0  781.4
        Stockholders' equity..............................   56.2  154.2  214.4
        Operating cash flow............................... $ 47.2 $  7.6 $  4.2

  Operating cash flow (cash generated by operating activities before working capital changes) for the year ended December 31, 1996 was $4.2 million compared with $7.6 million in 1995 and $47.2 million in 1994. Cash flow declined from 1994 to 1996 principally because of the weaker refining margin environment and a decline in retail gasoline margins in 1996. Working capital at December 31, 1996 was $430.1 million, a 2.10 to 1 current ratio, versus $249.8 million at December 31, 1995, a 1.63 to 1 current ratio and $164.1 million at December 31, 1994, a 1.68 to 1 current ratio. Working capital increased in 1996 as a result of the sale of one of the Company's advance crude oil purchase receivables for net cash proceeds of $235.4 million. An increase was realized in 1995 due to the Port Arthur refinery acquisition and partial financing with equity of the refinery's working capital requirements.

  As part of its overall inventory management and crude acquisition strategies, the Company routinely buys and sells, in varying degrees, crude oil in the spot market. Such on-going activities carry various payment terms and require the Company to maintain adequate liquidity and working capital facilities. The Company's short-term working capital requirements (primarily letter of credit issuances to support crude oil requirements) fluctuate with the pricing and sourcing of crude oil. Historically, the Company's internally generated cash flows have been sufficient to meet its needs. Clark has a $400 million committed revolving line of credit (the "Clark Credit Agreement") for limited short-term cash borrowings and for the issuance of letters of credit primarily for purchases of crude oil, other feedstocks and refined products. See Note 7 "Working Capital Facility" to the Consolidated Financial Statements. Under the defined borrowing base of the Clark Credit Agreement, $400 million was available at December 31, 1996. At December 31, 1996, $299 million of the facility was used for letters of credit. There were no direct borrowings under Clark's line of credit at December 31, 1994, 1995 or 1996.

  The Clark Credit Agreement contains covenants and conditions which, among other things, limit dividends, indebtedness, liens, investments, contingent obligations and capital expenditures, and require Clark to maintain its property and insurance, to pay all taxes and comply with all laws, and to provide periodic information and conduct periodic audits on behalf of the lenders. Clark is also required to comply with certain financial covenants. Clark renegotiated certain covenants in the Clark Credit Agreement in connection with the 1995 and 1996 advance crude oil purchase transactions, received consent for the issuance of the 10 7/8% Notes, modified the change of control provisions and received approval of a bondholder consent solicitation. The financial covenants are: (i) maintenance of working capital of at least $150 million at all times; (ii) maintenance of a tangible net worth (as defined) of at least $254 million adjusted quarterly to give effect to a portion of future earnings or capital contributions by the Company to Clark;
(iii) maximum indebtedness to tangible net worth ratio (as defined) of 2.5 to 1.0; (iv) maintenance of minimum levels of balance sheet cash (as defined) of $50 million at all times; and (v) a minimum ratio of adjusted cash flow (as defined) to debt service (as defined) of 1.5 to 1.0. The covenants also limit Clark's ability to pay dividends to the Company to an amount not exceeding the Net Cash Proceeds (as defined) from the sale of one of the advance crude oil purchase receivables less $40 million, plus the lesser of (i) $10 million during any consecutive two quarter period and $20 million during any consecutive four quarter period or (ii) a dividend basket, which consists of the greater of $20 million less previous dividend payments of Clark's cumulative Adjusted Free Cash Flow, as defined in the Clark Credit Agreement, provided there is no default under the Clark Credit Agreement. As of February 28, 1997, the total amount available for dividends was $215.4 million. The Clark Credit Agreement also limits the amount of future indebtedness that may be incurred by the Company without creating an event of default to an amount equal to $25 million less the amount of certain future debt incurred by Clark. From December 29, 1995 to January 31, 1997, the Company made $80 million of equity contributions to Clark in connection with certain modifications to the Clark Credit Agreement. Clark was in compliance with all covenants of the Clark Credit Agreement at December 31, 1996.

  Cash flows from investing activities (excluding short-term investment activities which the Company manages similar to cash and cash equivalents) are primarily affected by acquisitions and capital expenditures, including refinery maintenance turnarounds. Cash flows provided by investing activities (excluding short-term investments) in 1996 was $187.4 million as compared to cash flow used in 1995 and 1994 of $224.5 million and

$119.1 million, respectively. Cash flow was generated in 1996 from the sale of one of the advance crude oil purchase receivables. The increased use of cash in 1995 was principally due to the acquisition of the advance crude oil purchase receivables from Occidental and Gulf and the Port Arthur refinery acquisition. Capital expenditures for property, plant and equipment totaled $45.0 million in 1996 (1995--$42.2 million; 1994--$100.4 million) and expenditures for refinery maintenance turnarounds totaled $13.9 million (1995--$6.5 million; 1994--$11.2 million). Capital expenditures were reduced in 1996 and 1995 in response to lower operating cash flow. Refining division capital expenditures were $19.4 million in 1996 (1995--$15.9 million, 1994-- $59.7 million). Approximately one-half of 1996 expenditures were discretionary with the balance and most of 1995 expenditures primarily for mandatory maintenance and environmental expenditures. In 1994, projects included adding the capability to produce RFG at the Blue Island refinery and a revamp of the FCC and alkylation units at the Hartford refinery. Retail capital expenditures in 1996 totaled $24.6 million (1995--$25.2 million; 1994--$38.2 million).
Approximately one-half of 1996 and 1995 expenditures were for regulatory compliance, principally underground storage tank related work and vapor recovery. The remainder of 1996 and 1995 retail capital expenditures were discretionary and primarily related to new store acquisitions, a reimaging program and miscellaneous store equipment. In 1994, approximately one-third of retail division capital expenditures was for regulatory compliance with the balance for discretionary projects such as reimaging locations, canopies, expansion of store interior selling space and systems automation.

  The Company invested $25 million in a project initiated to produce low sulfur diesel fuel at the Hartford refinery (the "DHDS Project") which was delayed in 1992 based on internal and third party analyses that indicated an oversupply of low sulfur diesel fuel capacity in the Company's marketplace. Based on these analyses, the Company projected relatively narrow price differentials between low and high sulfur diesel products. This projection has thus far been borne out. High sulfur diesel fuel is utilized by the railroad, marine and farm industries. If price differentials widen sufficiently to justify investment, the Company could install the necessary equipment over a 14 to 16 month period at an estimated additional cost of $40 million. The Company believes there may be potential for improved future economic returns related to the production of low sulfur diesel fuel, but is still deferring further construction on this project and also reviewing other options for the project. The Company believes it would not recover its entire investment in this project should it not be completed.

  In February 1995, the Company acquired the Port Arthur Refinery from Chevron for approximately $70 million plus inventory and spare parts of approximately $122 million (a $5 million deposit was paid in 1994) and the assumption of certain liabilities estimated at $19.4 million. The purchase agreement also provided for contingent payments to Chevron of up to $125 million over a five year period from the closing date of the Port Arthur refinery acquisition in the event that refining industry margin indicators exceed certain escalating levels. The Company believes that even if such contingent payments would be required to be made, they would not have a material adverse effect on the Company's results of operations since the Company would also benefit by retaining one-half of such increased margins. Such contingent payments were not payable for the first two measurement periods ended September 30, 1995 and 1996, and based on these industry margin indicators from inception through December 31, 1996, the Company has a cumulative benefit to be applied to future periods of approximately $36 million applicable to future calculations.

  The Company classifies its capital expenditures into two categories, mandatory and discretionary. There are mandatory maintenance capital expenditures and mandatory environmental expenditures to comply with regulations pertaining to ground, water and air contamination and occupational, safety and health issues. The Company estimates that total mandatory expenditures through 2000 will be approximately $70 million per year in the refining division and $15 million per year in the retail division. Costs to comply with future regulations cannot be estimated.

  Expenditures to comply with reformulated and low sulfur fuels regulations are primarily discretionary, subject to market conditions and economic justification. These fuel programs impose restrictions on properties of fuels to be refined and marketed, including those pertaining to gasoline volatility, oxygenate content, detergent addition and sulfur content. The regulations regarding these fuel properties vary in markets in which the

Company operates, based on attainment of air quality standards and the time of the year. The Company's Port Arthur, Blue Island and Hartford refineries have the capability to produce 60%, 60%, and 25%, respectively, of their gasoline production in RFG. Each refinery's maximum RFG production may be limited based on the clean fuels attainment of Clark's total refining system. The Port Arthur refinery has the capability to produce 100% low sulfur diesel fuel.

  The Company has a philosophy to link total capital expenditures to cash generated from operations. The Company has a total capital and refinery maintenance turnaround expenditure budget of $100-$110 million for 1997. This amount includes approximately $18 million, net, related to the January 1997 acquisition of 48 retail stores in Michigan and expenditures related to a major maintenance turnaround at the Port Arthur refinery in the first quarter of 1997. Total capital expenditures may be under budget if cash flow is less than expected, and higher than budget if cash flow is better than expected.

  The sale of equity by the Company to finance the Port Arthur Refinery acquisition (the "Port Arthur Financing") triggered a calculation of a potential contingent payment to AOC L.P. (the "AOC L.P. Contingent Payment"), related to the December 1992 purchase of their minority interest. Based upon such calculation, no payment is anticipated. The amounts due under the contingency payment provisions of the AOC Stock Purchase Agreement, related to net cash flow and the sales of assets, for 1993 to 1996 were not material. The AOC L.P. Contingent Payment is an amount which shall not exceed in the aggregate $24 million plus interest at 9% per annum compounded annually through December 31, 1996. The AOC L.P. Contingent Payment is payable 89% by the Company and 11% by TrizecHahn. TrizecHahn has indemnified the Company for any AOC L.P. Contingent Payment in excess of $7 million. The Company believes the Oil Transactions did not trigger an obligation on the Company to calculate or make a payment to AOC L.P. Notwithstanding the Company's calculations of the amount of the AOC L.P. Contingent Payment related to the Port Arthur Financing and the Company's belief related to the Oil Transactions, AOC L.P. has asserted that an amount is payable. There can be no assurance that the Company's position related to the Port Arthur Financing or the Oil Transactions will prevail.

  Cash flow used in financing activities was $4.7 million in 1996, $298.9 million was provided by financing activities in 1995 compared to a use of $6.5 million in 1994. In 1995, financing activities reflected the partial financing of the Port Arthur refinery acquisition with the sale of stock (the balance was financed with cash on hand), the issuance of the 10 7/8% Notes in connection with the Oil Transactions, fees related to the larger working capital facility associated with the expanded working capital needs of the Company following the Port Arthur Refinery acquisition and two capital leases associated with the sale and leaseback of certain refinery equipment at the Hartford and Port Arthur refineries. In 1994, expenditures were made related to the acquisition of a new working capital facility and equity financing for the Port Arthur Refinery acquisition.

  Funds generated from operating activities together with existing cash, cash equivalents and short-term investments, are expected to be adequate to fund existing requirements for working capital and capital expenditure programs for the next year. Due to the commodity nature of its products, the Company's operating results are subject to rapid and wide fluctuations. While the Company believes that its maintenance of large cash, cash equivalents and short-term investment balances and other operating philosophies will be sufficient to provide the Company with adequate liquidity through the end of 1997, there can be no assurance that refining industry conditions will not be worse than anticipated. Due to the sale of one of the advance crude oil purchase receivables the Company had higher cash, cash equivalents and short-term investments at December 31, 1996 than it has historically maintained. These balances are available for investment in current operations, debt reduction or acquisitions. Future working capital, discretionary capital expenditures, environmentally-mandated spending and acquisitions may require additional debt or equity capital.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is incorporated herein by reference to
Part IV Item 14 (a) 1 and 2. Financial Statements and Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Inapplicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The directors, executive officers, Controller, Treasurer and Secretary of the Company and their respective ages and positions are set forth in the table below. Each individual, except Mr. Chazen and Mr. Murchie, serves in the same capacity with Clark.

                 NAME            AGE                                       POSITION
                 ----            ---                                       --------
      Peter Munk                 69  Chairman of the Board and Director
      Paul D. Melnuk             42  President and Chief Executive Officer; Chief Operating Officer (Clark only); Director
      Maura J. Clark             38  Executive Vice President--Corporate Development and Chief Financial Officer
      C. William D. Birchall     54  Director (b)
      Stephen I. Chazen          50  Director (a)(b)
      James J. Murchie           39  Director (a)(b)
      Gregory C. Wilkins         41  Director (a)
      Dennis R. Eichholz         43  Controller and Treasurer
      Katherine D. Knocke        39  Secretary
--------
(a) Member of the Audit Committee
(b) Member of the Compensation Committee

  The following persons, who are not executive officers or directors of the Company, serve as executive officers of Clark.

      Bradley D. Aldrich         42  Executive Vice President--Refining
      Brandon K. Barnholt        38  Executive Vice President--Marketing
      Edward J. Stiften          42  Executive Vice President, Chief Administrative Officer

  The Board of Directors of the Company consists of six directors who serve until the next annual meeting of stockholders or until a successor is duly elected. Directors do not receive any compensation for their services as such. Executive officers of the Company serve at the discretion of the Board of Directors of the Company.

  Peter Munk has served as a director and as Chairman of the Board of the Company since November 1988. Mr. Munk has served as Chairman of the Board of Clark since July 1992 and as Chairman of the Board and Chief Executive Officer of Clark from August 1990 through July 1992. Mr. Munk has served as a director of Clark since November 1988. Mr. Munk has served as Chairman of the Board of Directors of TrizecHahn since its formation in June 1987 and as Chairman and Chief Executive Officer and a director of Barrick Gold Corporation ("Barrick") since July 1984.

  Paul D. Melnuk has served as a director and as President of the Company since September 1992 and as Vice President and Treasurer of the Company from November 1988 through September 1992. Mr. Melnuk has served as a director of Clark since October 1992, as President and Chief Executive Officer of Clark since July 1992, as Chief Operating Officer of Clark since December 1991, as President of Clark from February 1992 through July 1992, as Executive Vice President of Clark from December 1991 through February 1992, and served in various other capacities since November 1988. Mr. Melnuk served as a director of TrizecHahn from March 1992 through November 1996. Mr. Melnuk served as President and Chief Operating Officer of TrizecHahn from March 1992 through April 1994 and as Executive Vice President and Chief Financial Officer of TrizecHahn from May 1990 through February 1992.

  Maura J. Clark has served as Executive Vice President--Corporate Development and Chief Financial Officer of the Company and Clark since August 1995. Ms. Clark previously served as Vice President--Finance at North American Life Assurance Company, a financial services company, from September 1993 through July 1995. From May 1990 to September 1993, Ms. Clark served as Vice President Corporate Finance and Corporate Development of North American Trust Company (formerly First City Trust Company), a subsidiary of North American Life Assurance Company.

  C. William D. Birchall has been a director of the Company and Clark since November 1988. Mr. Birchall has been Chief Financial Officer of Arlington Investments Limited, a private investment holding company located in Nassau, Bahamas, for the last five years. Mr. Birchall has been a director of Barrick since July 1984 and a director of TrizecHahn since 1987.

  Stephen I. Chazen has been a director since December, 1995. Mr. Chazen has been Executive Vice President--Corporate Development of Occidental since May 1994. Prior to May 1994, Mr. Chazen served in various capacities at Merrill Lynch & Co., most recently as Managing Director. Mr. Chazen is serving as Occidental's nominee on the Company's Board of Directors. See "Security Ownership of Certain Owners and Management--The Oxy Stockholders Agreement."

  James J. Murchie has been a director of the Company since August 1995. Mr. Murchie joined Tiger in May 1995 as a Managing Director. Mr. Murchie previously served as an energy analyst at the investment bank of Sanford C. Bernstein & Co. from 1990 to May 1995. Prior to 1990, Mr. Murchie held various positions with British Petroleum in the U.S. between 1982 and 1990. Mr. Murchie is serving as Tiger's nominee on the Company's Board of Directors. See "Security Ownership of Certain Owners and Management--Restrictions Under Tiger Agreements."

  Gregory C. Wilkins has been a director of the Company and Clark since August 1994 and has served as President of TrizecHahn since April 1994. Mr. Wilkins served as President of Trizec Corporation Ltd. from February 1996 through November 1996 and has served as Executive Director, Office of the Chairman of TrizecHahn and Barrick since September 1993; Executive Vice-President and Chief Financial Officer of Barrick from April 1990 through September 1993; Senior Vice-President, Finance of Barrick prior to April 1990.

  Dennis R. Eichholz who joined Clark in November 1988 has served as Controller and Treasurer of the Company and Vice President-Controller and Treasurer of Clark since February 1995. Mr. Eichholz has served as Vice President-Treasurer of Clark since December 1991.

  Katherine D. Knocke has served as Secretary of the Company and Clark since April 1995. Ms. Knocke has served as in-house counsel of Clark since August 1994. Ms. Knocke previously was employed as an associate with the St. Louis law firm of Armstrong, Teasdale, Schlafly & Davis from September 1989 through August 1994.

  Bradley D. Aldrich has served as Executive Vice President--Refining, since December 1994. From August 1991 through November 1994, Mr. Aldrich served as Vice President, Supply & Distribution for CF Industries, Inc., a chemical fertilizer manufacturer and distributor. Mr. Aldrich previously served as Manager, Light Oil Supply-North America of Conoco, Inc. from August 1989 through July 1991.

  Brandon K. Barnholt has served as Executive Vice President--Marketing of Clark since February 1995 and served as Executive Vice President--Retail Marketing from December 1993 through February 1995, as Vice President--Retail Marketing of Clark from July 1992 through December 1993 and as Managing Director--Retail Marketing of Clark from May 1992 through July 1992. Mr. Barnholt previously served as Retail Marketing Manager of Conoco, Inc. from March 1991 through March 1992.

  Edward J. Stiften joined Clark in March 1997 as Executive Vice President, Chief Administrative Officer. Mr. Stiften was previously in private business from June 1995 through March 1997. Mr. Stiften served as Subsidiary Executive Vice President and Acting General Manager of General Dynamics, Inc. from October 1994 through May 1995, as Corporate Staff Vice President of Internal Audit from February 1994 through October 1994 and as Corporate Staff Vice President-- Financial Analysis from December 1991 through January 1994.

  Except as described above, there are no arrangements or understandings between any director or executive officer and any other person pursuant to which such person was elected or appointed as a director or executive officer. There are no family relationships between any director or executive officer and any other director or executive officer.

EXECUTIVE COMMITTEE

  The Executive Committee is principally responsible for making management policy for Clark as well as developing and implementing financial and human resource strategies, and improving Clark's financial position and results of operations. The five members of the Executive Committee are: Bradley D. Aldrich, Executive Vice President--Refining; Brandon K. Barnholt, Executive Vice President--Marketing; Maura J. Clark, Executive Vice President--Corporate Development and Chief Financial Officer; Paul D. Melnuk, President, Chief Executive Officer and Chief Operating Officer; and Edward J. Stiften, Executive Vice President and Chief Administrative Officer.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

  The executive officers of the Company are not paid by the Company. The following table sets forth all cash compensation paid by Clark to its Chief Executive Officer and its other executive officers whose total annual compensation exceeded $100,000 for each of the years in the three-year period ended December 31, 1996.

                                        ANNUAL COMPENSATION
                                       ---------------------   LONG TERM
   NAME AND PRINCIPAL                           OTHER ANNUAL  COMPENSATION        ALL OTHER
        POSITION         YEAR  SALARY   BONUS   COMPENSATION AWARDS OPTIONS    COMPENSATION (D)
   ------------------    ---- -------- -------- ------------ --------------    ----------------
Paul D. Melnuk.......... 1996 $325,000 $130,000     --              --              $6,816
President and Chief      1995  326,836   75,000     --          100,000(b)           5,479
 Executive Officer
                         1994  325,893  150,000     --              --               7,528
Bradley D. Aldrich (a).. 1996  211,779   47,500     --              --               6,849
Executive Vice           1995  176,224   42,500     --          130,000(b)(c)          --
 President--Refining
                         1994    6,731   60,000     --              --                 --
Brandon K. Barnholt..... 1996  211,799   87,500     --              --               6,802
Executive Vice           1995  176,273   75,000     --           50,000(b)           5,329
 President--Marketing
                         1994  171,846  100,000     --              --               8,330
Maura J. Clark (e)...... 1996   36,779   47,500     --              --                 --
Executive Vice           1995      --       --      --              --                 --
 President--Corporate
 Development and Chief
 Financial Officer
                         1994      --       --      --              --                 --

--------
(a) Mr. Aldrich commenced employment on December 1, 1994. See "--Employment Agreement."
(b) Options issued pursuant to the Performance Plan as described below.
(c) Mr. Aldrich and Mr. Barnholt (granted in 1993) hold options to acquire TrizecHahn Subordinate Voting Shares ("TrizecHahn Shares") received as compensation from TrizecHahn for services performed for Clark under the TrizecHahn Amended and Restated 1987 Stock Option Plan (the "TrizecHahn Option Plan").
(d) Represents amount accrued for the account of such individuals under the Clark Retirement Savings Plan (the "Savings Plan").
(e) In 1995 and 1996, Ms. Clark was an employee of TrizecHahn and served Clark under a management consulting arrangement. Ms. Clark earned approximately $175,000 in 1996 and $117,000 in 1995 under such arrangement. As of January 1, 1997, Ms. Clark became an employee of Clark. The amounts reflected in this table are for 1996 compensation paid by Clark in 1997.

STOCK OPTIONS GRANTED DURING 1996

  The were no options granted during 1996 to the named executive officers under the Performance Plan (defined below) for services performed for Clark.

YEAR-END OPTION VALUES

  The following table sets forth information with respect to the number and value of unexercised options to purchase Common Stock of the Company and TrizecHahn Shares held by the executive officers named in the executive compensation table at December 31, 1996.

                                                               NUMBER OF           VALUE OF UNEXERCISED
                          SHARES ACQUIRED              UNEXERCISED OPTIONS HELD  IN-THE-MONEY OPTIONS HELD
                            ON EXERCISE       VALUE      AT DECEMBER 31, 1996    AT DECEMBER 31, 1996 (A)
                         DURING YEAR ENDED  REALIZED   ------------------------- -------------------------
NAME                     DECEMBER 31, 1996 ON EXERCISE EXERCISABLE UNEXERCISABLE EXERCISABLE UNEXERCISABLE
----                     ----------------- ----------- ----------- ------------- ----------- -------------
Paul D. Melnuk (b)......         --              --         --        100,000     $    --      $700,000
Bradley D. Aldrich......         --              --      33,333        96,667      289,000      789,000
Brandon K. Barnholt.....      20,000        $184,700     70,000        50,000      742,000      350,000

--------
(a) For the TrizecHahn Shares the value is based upon the closing price on the New York Stock Exchange-Composite Transactions on December 31, 1996. For the Common Stock of the Company the value is based on the issuance price in the Oil Transactions.
(b) Mr. Melnuk also holds options to acquire TrizecHahn Shares received as compensation for services provided to TrizecHahn.

SHORT-TERM PERFORMANCE PLAN

  Employees of Clark participate in an annual incentive plan which places at risk an incremental portion of their total compensation based on company, business unit and/or individual performance. The targeted at risk compensation increases with the ability of the individual to affect business performance, ranging from 12% for support personnel to 200% for the Chief Executive Officer. The other executive officers have the opportunity to earn an annual incentive equal to 125% of the individual's base salary. The actual award is determined based on financial performance as measured by return on equity with individual and executive team performance evaluated against pre-established operating objectives designed to achieve planned financial results. For essentially all other employees, annual incentives are based on specific performance indicators utilized to operate the business, principally productivity and profitability measures.

LONG-TERM PERFORMANCE PLAN

  The Company has adopted a Long-Term Performance Plan (the "Performance Plan"). Under the Performance Plan, designated employees, including executive officers, of the Company and its subsidiaries and other related entities are eligible to receive awards in the form of stock options, stock appreciation rights and stock grants. The Performance Plan is intended to promote the growth and performance of the Company by encouraging employees to acquire an ownership interest in the Company and to provide incentives for employee performance. An aggregate of 1,250,000 shares of Common Stock may be awarded under the Performance Plan, either from authorized, unissued shares which have been reserved for such purpose or from shares purchased on the open market, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar change in the outstanding common stock of the Company. As of December 31, 1996, 549,000 stock options have been issued under the Performance Plan.

  The Performance Plan is administered by the Board of Directors' Compensation Committee. Subject to the provisions of the Performance Plan, the Compensation Committee is authorized to determine who may participate in the Performance Plan and the number and types of awards made to each participant, and the terms, conditions and limitations applicable to each award. Awards may be granted singularly, in combination or in tandem. Subject to certain limitations, the Board of Directors is authorized to amend, modify or terminate the Performance Plan to meet any changes in legal requirements or for any other purpose permitted by law.

  Payment of awards may be made in the form of cash, stock or combinations thereof and may include such restrictions as the Compensation Committee shall determine, including, in the case of stock, restrictions on transfer and forfeiture provisions. The price at which shares of Common Stock may be purchased under a stock option may not be less than the fair market value of such shares on the date of grant. If permitted by the Compensation Committee, such price may be paid by means of tendering Common Stock, or surrendering another award, including restricted stock, valued at fair market value on the date of exercise, or any combination thereof. Further, with Compensation Committee approval, payments may be deferred, either in the form of installments or as a future lump sum payment. Dividends or dividend equivalent rights may be extended to and made part of any award denominated in stock, subject to such terms, conditions and restrictions as the Compensation Committee may establish. At the discretion of the Compensation Committee, a participant may be offered an election to substitute an award for another award or awards of the same or different type. Stock options initially have a 10 year term with a three year vesting schedule and are not exercisable until the Company's Common Stock is publicly traded. In accordance with the Stock Purchase Agreement (as defined herein), executive officers are restricted from exercising options for four years or until Tiger's interest in the Company falls below 10%.

  If the employment of a participant terminates, subject to certain exceptions for retirement, resignation, death or disability, all unexercised, deferred and unpaid awards will be canceled immediately, unless the award agreement provides otherwise. Subject to certain exceptions for death or disability, or employment by a governmental, charitable or educational institution, no award or other benefit under the Performance Plan is assignable or transferable, or payable to or exercisable by anyone other than the participant to whom it was granted.

  In the event of a "Change of Control" of the Company or TrizecHahn (as defined in the Performance Plan), with respect to awards held by Performance Plan participants who have been employed by the Company for at least six months, (a) all stock appreciation rights which have not been granted in tandem with stock options will become exercisable in full, (b) the restrictions applicable to all shares of restricted stock will lapse and such shares will be deemed fully vested, (c) all stock awards will be deemed to be earned in full, and (d) any participant who has been granted a stock option which is not exercisable in full will be entitled, in lieu of the exercise of such stock option, to obtain cash payment in an amount equal to the difference between the option price of such stock option and the offer price (in the case of a tender offer or exchange offer) or the value of common stock covered by such stock option, determined as provided in the Performance Plan.

  Under the Performance Plan, a "Change in Control" includes, without limitation, with respect to the Company or TrizecHahn, (i) the acquisition (other than by TrizecHahn) of beneficial ownership of 25% or more of the voting power of its outstanding securities without the prior approval of at least two-thirds of its directors then in office, (ii) a merger, consolidation, proxy contest, sale of assets or reorganization which results in directors previously in office constituting less than a majority of its directors thereafter, or (iii) any change of at least a majority of its directors during any period of two years.

CLARK SAVINGS PLAN

  The Clark Savings Plan, which became effective in 1989, permits employees to make before-tax and after-tax contributions and provides for employer incentive matching contributions. Savings Plan assets are held in trust by Boatmen's Trust Company. Under the Savings Plan, each employee of Clark (and such other related companies as may adopt the Savings Plan) who has completed at least six months of service may become a participant. Participants are permitted to make before-tax contributions to the Savings Plan, effected through payroll deduction, of from 1% to 15% of their compensation. Clark makes matching contributions equal to 200% of a participant's before-tax contributions up to 3% of compensation. Participants are also permitted to make after-tax contributions through payroll deduction, of from 1% to 5% of compensation, which are not matched by employer contributions; provided that before-tax contributions and after-tax contributions, in the aggregate, may not exceed the lesser of 15% of compensation or $9,500 in 1996. All employer contributions are vested at a rate of 20% per year of service, becoming fully vested after five years of service. Amounts in employees' accounts may be invested in a variety of permitted investments, as directed by the employee, including in TrizecHahn

Shares. Participants' vested accounts are distributable upon a participant's disability, death, retirement or separation from service. Subject to certain restrictions, employees may make loans or withdrawals of employee contributions during the term of their employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Compensation of Clark's executive officers has historically been determined by Clark's Board of Directors. Mr. Melnuk, the Company's and Clark's President and Chief Executive Officer, is a member of the Company's and Clark's Board of Directors. Other than reimbursement of their expenses, neither the Company's nor Clark's directors receive any compensation for their services as directors. There are no interlocks between the Company and other entities involving the Company's executive officers and board members who serve as executive officers or board members of other entities, except with respect to the Company's parent, TrizecHahn. Mr. Munk (Chairman and Chief Executive Officer of TrizecHahn) serves as a director of the Company, Mr. Wilkins (President and Chief Operating Officer of TrizecHahn) serves as a director of the Company and Mr. Birchall serves as a director of the Company and as a director and Vice Chairman of TrizecHahn.

EMPLOYMENT AGREEMENT

  Clark has an employment agreement with Mr. Aldrich which provides for a term of thirty months commencing December 1, 1994 at a minimum annual salary of $175,000. In addition, in February 1995 Mr. Aldrich was granted an option to purchase 100,000 shares of TrizecHahn Shares under the TrizecHahn Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT

  The following table and the accompanying notes set forth certain information concerning the beneficial ownership of the Common Stock and Class A Common Stock of the Company, as of the date hereof: (i) each person who is known by the Company to own beneficially more than 5% of the common stock of the Company, (ii) each director and each executive officer who is the beneficial owner of shares of common stock and (iii) all directors and executive officers as a group.

                                                                                PERCENT OF
    NAME AND ADDRESS      TITLE OF CLASS NUMBER OF SHARES PERCENT OF CLASS TOTAL VOTING POWER(A)
    ----------------      -------------- ---------------- ---------------- ---------------------
Peter Munk (b)..........  Common            12,375,000           65%                 46%
TrizecHahn Corporation    Class A Common     1,125,000           11
 BCE Place
 181 Bay Street, Suite
 3900
 P.O. Box 768
 Toronto, Ontario
 M5J 2T3 Canada
Julian H. Robertson, Jr.  Class A Common     9,000,000           89                  31
(c).....................
 Tiger Management
 Corporation
 101 Park Avenue
 New York, New York
 10178
Paul D. Melnuk..........  Class A Common        37,509           (d)                 (d)
Occidental Petroleum      Common             5,454,545           29                  19
 Corporation 10889
 Wilshire Boulevard
 Los Angeles, California
 90024
J. M. Salaam (e)........  Common             1,222,273            6                   4
Gulf Resources
 Corporation
 24-26 Regent's Bridge
 Gardens London SW8 1HB
 England
All directors and
 executive officers as a
 group (b)..............  Common            12,375,000           65                  46
                          Class A Common     1,162,509           11

--------
(a) Represents the total voting power of all shares of common stock beneficially owned by the named stockholder. See "--Restrictions Under Tiger Agreements."
(b) As of December 31, 1996, Peter Munk, the Chairman of the Board of Directors of TrizecHahn, held approximately 53% voting control of TrizecHahn and as a result is deemed to own beneficially the shares owned by TrizecHahn.
(c) Tiger has informed the Company that Julian H. Robertson, Jr., Tiger's chief executive officer, may be deemed to control Tiger. Mr. Robertson's address is 101 Park Avenue, New York, New York 10178.
(d)  Less than 1%.
(e) Gulf has informed the Company that H. M. Salaam, Gulf's chairman, may be deemed to control Gulf. Mr. Salaam's address is 24-26 Regent's Bridge Gardens, London SW8 1HB England.

RESTRICTIONS UNDER TIGER AGREEMENTS

  Pursuant to the Stock Purchase Agreement, dated as of February 27, 1995 (the "Stock Purchase Agreement") between the Company, a subsidiary of TrizecHahn, TrizecHahn and Tiger, the Company agreed to the following:

 Limitation on Certain Transactions

  Pursuant to the Stock Purchase Agreement, the Company agreed that, so long as Tiger and/or its affiliates collectively own 20% of the issued and outstanding capital stock of the Company, the affirmative vote of the holders of a majority of the outstanding shares of Class A Common Stock shall be required for any of the following actions:

    (a) acquisitions by the Company during any calendar year of equity or debt securities (other than equity or debt securities purchased in connection with the Company's investment of excess cash) or fixed assets (other than pursuant to operating leases and other than as part of capital expenditure programs (whether or not requiring approval as contemplated by (c) below)) or assumptions by the Company of liabilities which, in the aggregate, exceed $10,000,000;

    (b) other than certain identified financings, financings by the Company (other than fully underwritten widely dispersed public offerings of common stock or pursuant to working capital arrangements) during any calendar year which in the aggregate exceed $10,000,000;

    (c) any increase in any calendar year (in excess of the Consumer Price Index increase from the previous calendar year) in compensation payable at any time to any senior management member, and any termination of employment by the Company, or significant reduction by the Company in duties, of Paul Melnuk, the President and Chief Executive Officer of the Company;

    (d) other than a fully underwritten widely dispersed public offering of common stock, any material change in the capital structure of the Company (including, without limitation, any issuance of debt securities (except as permitted by (b) above)) or equity securities (other than pursuant to the Performance Plan);

    (e) any transactions between the Company on the one hand and any of its affiliates or TrizecHahn or its affiliates on the other hand (other than pursuant to the Performance Plan ) which (a) are not on reasonable arm's length terms at fair market valuations or (b) during any calendar year exceed, in the aggregate, $2,500,000;

    (f) a merger or sale of the Company or more than 10% of its assets; and

    (g) prior to the second anniversary of the Public Float Target Date (as defined in the Stock Purchase Agreement), any acquisition by the Company which is funded by the issuance of new equity securities of the Company.

  In addition, so long as Tiger and/or its affiliates own collectively 20% of the issued and outstanding capital stock of the Company, the Company may not, and shall cause each of its subsidiaries not to, engage in any business other than its current business.

 Tiger Director

  So long as Tiger and/or its affiliates own collectively 10% or more of the issued and outstanding capital stock of the Company, at each annual election of the Board of Directors of the Company thereafter, the Company will take all necessary action to elect to the Board of Directors of the Company one person nominated by Tiger. James J. Murchie currently serves as the director nominated by Tiger.

 Limitations on Sale of Capital Stock of the Company

  With respect to any public offering of common stock, Tiger on the one hand and the Company on the other hand may participate for the same number of shares, and TrizecHahn and its affiliates may participate (with respect only to the Common Stock into which its Class A Common Stock is convertible) for a percentage of the number of shares being offered by Tiger which is equal to the percentage that the Common Stock into which TrizecHahn's Class A Common Stock is convertible represents of the capital stock of the Company owned in the aggregate by Tiger; provided, however, that the Company shall have priority to the extent that funding is required in connection with such offering for mandatory redemption of the Company's Zero Coupon Notes.

  Other than as provided in the preceding paragraph or with Tiger's consent (which Tiger may grant or withhold at Tiger's sole discretion), TrizecHahn shall not sell any equity securities of the Company owned by it (other than the Class A Common Stock issued to TrizecHahn under the Stock Purchase Agreement or the Common Stock into which it is convertible), provided, however, that TrizecHahn may sell equity securities of the Company after 120 days after Tiger no longer owns at least 10% of the then issued and outstanding capital stock of the Company unless Tiger shall at such time be actively attempting to sell any capital stock or shall have taken substantial steps in such regard.

  If any Purchaser (a "Selling Purchaser") proposes to sell all or any portion of its Class A Common Stock in a private sale to an entity engaged in the refining industry (a "Proposed Sale"), the Selling Purchaser will provide the Company with at least 45 days' written notice prior to the closing thereof (which closing shall be subject to the Company's right here under), and the Company will have the right, prior to the date of such closing (the "Proposed Sale Closing Date"), to produce an alternative buyer for the same number of shares at a higher price than in the Proposed Sale and otherwise on terms (including the date of closing being no later than the Proposed Sale Closing
Date) equal or superior to the terms of the Proposed Sale. If the transaction with such alternative buyer does not close for any reason by the Proposed Sale Closing Date (other than by reason of a breach by the Selling Purchaser of its obligations), the Selling Purchaser shall be free during the next 90 days to sell the shares it proposed to sell in the Proposed Sale to any buyer (including the buyer in the Proposed Sale). Notwithstanding the above, the Company shall have the right, in its sole discretion, to prohibit any sales of capital stock of the Company for a period of time not to exceed 90 days from
(i) the date of the initial public offering (the "IPO") of the Company's common stock if so required by the managing underwriters of the IPO or (ii) the date of the notice referred to in the first sentence of this paragraph in the event of a pending material transaction. In the event the Company shall prohibit any sales of its capital stock of the Company pursuant to the preceding sentence, the 90 day period during which the Selling Purchaser would have otherwise been free to sell the shares it proposed to sell in the Proposed Sale shall be extended to the date following expiration of such prohibition which is the same number of days thereafter as the number of days during such 90-day period that such prohibition was in effect.

  Any executive officer of the Company exercising options issued pursuant to the Performance Plan may not sell equity securities of the Company issued upon exercise of options issued pursuant to the Performance Plan until the earlier of four years after February 27, 1995 or 120 days after Tiger and its affiliates own less than 10% of the capital stock of the Company and then only if Tiger and its affiliates shall not at such time be actively attempting to sell equity securities of the Company or have taken substantial steps in such regard.

 Registration Rights

  In connection with the execution of the Stock Purchase Agreement, the Company entered into a registration rights agreement (the "Tiger Registration Rights Agreement") with Tiger, a subsidiary of TrizecHahn and Paul D. Melnuk. In the Tiger Registration Rights Agreement, the Company agreed, among other things, to provide Tiger with demand and piggyback registration rights with respect to their shares of Common Stock issuable upon conversion of their Class A Common Stock. The Company also agreed to file a shelf registration and to use its best efforts to cause the shelf registration to become effective not later than 90 days after consummation of an initial public offering and to remain effective for a period of four years from the date upon which the shelf registration is declared effective.

THE OCCIDENTAL STOCKHOLDERS' AGREEMENT

  The Company and Occidental, entered into a Stockholders' Agreement (the "Oxy Stockholders' Agreement"). The Oxy Stockholders' Agreement provides that Occidental will be entitled to designate one director to the Board of Directors of the Company so long as Occidental and its affiliates own at least 10% of the outstanding shares of capital stock of the Company on a fully diluted basis. Stephen I. Chazen currently serves as the director designated by Occidental.

  The Oxy Stockholders' Agreement generally prohibits the sale of shares of capital stock of the Company by Occidental and its transferees except (a) pursuant to a public offering, (b) to the Company or any subsidiary of the Company, TrizecHahn, Occidental, Tiger or their respective affiliates, (c) subject to certain restrictions, pursuant to Rule 144 under the Securities Act, or (d) to third parties, subject to a right of first refusal granted to the Company. The Oxy Stockholders' Agreement prohibits any sale of shares of capital stock of the Company without the consent of Tiger whenever Tiger is actively attempting to sell any capital stock of the Company or has taken substantial steps in such regard.

  Pursuant to the Oxy Stockholders' Agreement, Occidental will be entitled to receive additional shares of Class D Common Stock if the Company, whether or not for its own account, effects a public offering of common stock at a price, net of all fees, commissions and discounts (the "Net Price") below $22 per share. Subject to appropriate adjustments for stock dividends, recapitalizations and similar events, the additional shares of Class D Common Stock to be received by Occidental in this circumstance will be valued at a minimum of $20 per share and will not exceed 545,455 shares in the aggregate. See "--Restrictions Under Tiger Agreements".

  The Company has granted to Occidental the right, after the Company has made a public offering of equity securities, to make one demand that the Company register under the Securities Act shares of the Company's capital stock held by Occidental. Occidental will also have the right to participate in registrations effected by the Company for its account or for the account of another stockholder.

THE GULF STOCKHOLDERS' AGREEMENT

  The Company and Gulf entered into a Stockholders' Agreement (the "Gulf Stockholders' Agreement"). The Gulf Stockholders' Agreement generally prohibits the sale of shares of capital stock of the Company by the Gulf Stockholders and their transferees except (a) to Gulf or an affiliate of Gulf or (b) in a transaction in which TrizecHahn sells any shares of capital stock of the Company. The Oxy Stockholders' Agreement prohibits any sale of shares of capital stock of the Company without the consent of Tiger whenever Tiger is actively attempting to sell any capital stock of the Company or has taken substantial steps in such regard. In any such sale by TrizecHahn, Gulf shall have the right to elect to include in such sale a number of shares of common stock of the Company owned by Gulf proportionate to the total number of shares owned by Gulf relative to TrizecHahn.

  Pursuant to the Gulf Stockholders' Agreement, Gulf will be entitled to receive additional shares of Class D Common Stock if the Company, whether or not for its own account, effects a public offering of common stock at a Net Price below $22 per share. Subject to appropriate adjustments for stock, dividends, recapitalizations and similar events, the additional shares of Class D Common Stock to be received by the Gulf Stockholders in this circumstance will be valued at a minimum of $20 per share and will not exceed 122,227 shares in the aggregate.

  The common shares of the Company held by Gulf secure the obligations of Gulf in the Oil Transactions. Gulf has not made their required deliveries under the Oil Transactions since July 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  TrizecHahn and Clark have agreements to provide certain management services to each other from time to time. Clark established trade credit with various suppliers of its petroleum requirements, requiring the guarantee of TrizecHahn. Fees related to trade credit guarantees totaled $0.1 million, $0.2 million and $0.2 million in 1994, 1995 and 1996, respectively. All trade credit guarantees were terminated in August 1996.

  The business relationships described above and any future business relationships between the Company and TrizecHahn will be on terms no less favorable in any respect than those which could be obtained through dealings with third parties.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

  (a) 1. and 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

  The financial statements and schedule filed as a part of this Report on Form 10-K are listed in the accompanying index to financial statements and schedule.

  3. EXHIBITS

     EXHIBIT
     NUMBER                              DESCRIPTION
     -------                             -----------
      2.2      Agreement and Plan of Merger, dated as of November 3, 1995, among Clark USA, Inc., Occidental C.O.B. Partners, Occidental
                C.O.B., Inc. and OXY USA, Inc. (Incorporated by reference to
                Exhibit 2.2 filed with Clark USA, Inc. Form 8-K, dated
                December 1, 1995 (File No. 33-59144))
      3.1      Restated Certificate of Incorporation of Clark USA, Inc.
                (Incorporated by reference to Exhibit 3.1 filed with Clark R &
                M Holdings Registration Statement on Form S-4 (Registration
                No. 33-59144))
      3.2      Certificate of Amendment to Certificate of Incorporation
                (Incorporated by reference to Exhibit 3.3 filed with Clark
                USA, Inc. Registration Statement on Form S-4 (Registration No.
                33-81005))
      3.3      By-laws of Clark USA, Inc. (Incorporated by reference to
                Exhibit 3.2 filed with Clark USA, Inc. Current Report on Form
                8-K dated February 27, 1995 (Registration No. 33-59144))
      4.1      Indenture, dated as of December 1, 1995, between Clark USA,
                Inc. and The Chase Manhattan Bank, N.A., as Trustee, including the form of 10 7/8% Series B. Senior Notes due December 1,
                2005 (Incorporated by reference to Exhibit 4.1 filed with
                Clark USA, Inc. Form 8-K, dated December 1, 1995 (File No. 33-
                59144))
      4.2      Indenture, dated as of May 15, 1993, between Clark USA, Inc.
                and Bankers Trust Company, as Trustee, and Bankers Trust
                Company as Collateral Agent, including the form of Senior
                Secured Zero Coupon Notes due February 15, 2000 (Incorporated
                by reference to Exhibit 4.2 filed with Clark R & M Holdings,
                Inc. Registration Statement on Form S-4 (Registration No. 33-
                59144))

     EXHIBIT
     NUMBER                               DESCRIPTION
     -------                              -----------
      2.1      Agreement and Plan of Merger, dated as of November 3, 1995, among Clark USA, Inc., Gulf Resources Corporation and GFR ,
                Inc. (Incorporated by reference to Exhibit 2.1 filed with Clark
                USA, Inc. Form 8-K dated December 1, 1995 (File No. 33-59144))
      4.3      Supplemental Indenture, dated as of February 17, 1995, among
                Clark USA, Inc., Bankers Trust Company, as Trustee, and Bankers
                Trust Company, as Collateral Agent (Incorporated by reference to Exhibit 4.2 filed with Clark USA, Inc. Annual Report on Form
                10-K for the year ended December 31, 1994) (File No. 33-59144))
      4.4      Supplemental Indenture, dated as of November 21, 1995, among
                Clark USA, Inc., Bankers Trust Company, as Trustee, and Bankers
                Trust Company, as Collateral Agent (Incorporated by reference to Exhibit 4.2 filed with Clark USA, Inc. Form 8-K , dated
                December 1, 1995 (File No. 33-59144))
     10.10     Amended and Restated Credit Agreement, dated as of April 19,
                1995 (the "Amended and Restated Credit Agreement"), among Clark
                Refining & Marketing, Inc., as Borrower, Bank of America
                National Trust and Savings Association, as Administrative
                Agent, Bankers Trust Company, as Documentation Agent, The
                Toronto-Dominion Bank, as Syndication Agent, BA Securities,
                Inc., as Technical Agent, and the other financial institutions party thereto (Incorporated by reference to Exhibit 10.1 filed with Clark USA, Inc. Form 8-K, dated December 1, 1995 (File No.
                33-59144))
     10.12     First Amendment to Amended and Restated Credit Agreement, dated as of June 14, 1995 (Incorporated by reference to Exhibit 10.2 filed with Clark USA, Inc. Form 8-K, dated December 1, 1995
                (File No. 99-59144))
     10.13     Second Amendment to Amended and Restated Credit Agreement, dated as of November 27, 1995 (Incorporated by reference to Exhibit
                10.3 filed with Clark USA, Inc. Form 8-K, dated December 1,
                1995 (File No. 33-59144))
     10.14     Third Amendment to Amended and Restated Credit Agreement, dated as of January 31, 1996 (Incorporated by reference to Exhibit
                10.14 filed with Clark Refining & Marketing, Inc. Form 10-K, for the year ended December 31, 1996 (File No. 1-11392))
     10.15     Fourth Amendment to Amended and Restated Credit Agreement, dated as of July 12, 1996 (Incorporated by reference to Exhibit 10.2 filed with Clark Refining & Marketing, Inc. Form 8-K, dated
                October 4, 1996 (File No. 1-11392))
     10.16     Fifth Amendment to Amended and Restated Credit Agreement, dated as of October 4, 1996 (Incorporated by reference to Exhibit
                10.1 filed with Clark Refining & Marketing, Inc. Form 10-Q, for the period ending September 30, 1996 (File No. 1-11392))
     10.17     Sixth Amendment to Amended and Restated Credit Agreement, dated as of December 13, 1996 (Incorporated by reference to Exhibit
                10.17 filed with Clark Refining & Marketing, Inc. Form 10-K, for the year ended December 31, 1996 (File No. 1-11392))
     10.18     Agreement Regarding Limited Consent and Waiver to the Amended
                and Restated Credit Agreement, dated as of September 30, 1996
                (Incorporated by reference to Exhibit 10.1 filed with Clark
                Refining & Marketing, Inc. Form 8-K dated October 4, 1996 (File
                No. 1-11392))
     10.20     Pledge Agreement, dated as of December 1, 1995, from Gulf
                Resources Corporation and Gulf Resources Holdings, Inc. to
                Clark USA, Inc. (Incorporated by reference to Exhibit 10.4 filed with Clark USA, Inc. Form 8-K , dated December 1, 1995
                (File No. 33-59144))

     EXHIBIT
     NUMBER                              DESCRIPTION
     -------                             -----------
     10.21     Stockholders' Agreement, dated as of December 1, 1995, among
                Clark USA, Inc., Gulf Resources Corporation, Gulf Resources
                Holdings, Inc., TrizecHahn Corporation, 1096153 Ontario
                Limited, Clark Holdings Limited, The Jaguar Fund, N.V., Puma
                (a Limited Partnership), Tiger (a Limited Partnership) and
                Occidental C.O.B. Partners (Incorporated by reference to
                Exhibit 10.5 filed with Clark USA, Inc. Form 8-K, dated
                December 1, 1995 (File No. 33-59144))
     10.22     Crude Oil Purchase Contract, dated as of December 1, 1995, between Gulf Resources Corporation and GFR, Inc. (Incorporated
                by reference to Exhibit 10.6 filed with Clark USA, Inc. Form
                8-K, dated December 1, 1995 (File No. 33-59144))
     10.23     Consulting Agreement, dated as of February 11, 1995, between
                Clark USA, Inc. and Universal Exchange Corporation
                (Incorporated by reference to Exhibit 10.7 filed with Clark
                USA, Inc. Form 8-K, dated December 1, 1995 (File No. 33-
                59144))
     10.24     Crude Oil Marketing Contract, dated as of December 1, 1995, between Clark USA, Inc. and Occidental Crude Sales, Inc.
                (International) (Incorporated by reference to Exhibit 10.8 filed with Clark USA, Inc. Form 8-K, dated December 1, 1995
                (File No. 33-59144))
     10.25     Crude Oil Purchase Contract, dated as of December 1, 1995, between Clark USA, Inc. and Occidental C.O.B. Partners
                (Incorporated by reference to Exhibit 10.9 filed with Clark
                USA, Inc. Form 8-K, dated December 1, 1995 (File No. 33-
                59144))
     10.26     Guaranty, dated as of December 1, 1995, from Occidental
                Petroleum Corporation in favor of Clark USA, Inc.
                (Incorporated by reference to Exhibit 10.10 filed with Clark
                USA, Inc. Form 8-K, dated December 1, 1995 (File No. 33-
                59144))
     10.27     Letter of Credit Agreement, dated as of December 1, 1995
                between Clark USA, Inc. and Occidental Petroleum Corporation
                (Incorporated by reference to Exhibit 10.11 filed with Clark
                USA, Inc. Form 8-K, dated December 1, 1995 (File No. 33-
                59144))
     10.28     Irrevocable Letter of Credit, dated December 1, 1995, from Bank of America National Trust & Savings Association to Clark USA,
                Inc. (Incorporated by reference to Exhibit 10.12 filed with
                Clark USA, Inc. Form 8-K, dated December 1, 1995 (File No. 33-
                59144))
     10.29     Stockholders' Agreement, dated as of December 1, 1995, among
                Clark USA, Inc., Occidental C.O.B. Partners, TrizecHahn
                Corporation, 1096153 Ontario Limited, Clark Holdings Limited,
                The Jaguar Fund, N.V., Puma (a Limited Partnership), Tiger (a
                Limited Partnership), Gulf Resources Corporation and Gulf
                Resources Holdings, Inc. (Incorporated by reference to Exhibit
                10.13 filed with Clark USA, Inc. Form 8-K, dated December 1,
                1995 (File No. 33-59144))
     10.30     Registration Rights Agreement, dated December 1, 1995
                (Incorporated by reference to Exhibit 10.14 filed with Clark
                USA, Inc. Registration Statement on Form S-4 (File No. 33-
                81005))
     10.40     Agreement, dated as of November 3, 1995, among Clark USA, Inc.,
                TrizecHahn Corporation, 1096153 Ontario Limited, Clark
                Holdings Limited, Tiger Management Corporation, The Jaguar
                Fund N.V., Puma (a Limited Partnership) and Tiger (a Limited
                Partnership) (Incorporated by reference to Exhibit 10.14 filed with Clark USA, Inc. Form 8-K, dated December 1, 1995 (File
                No. 33-59144))
     10.41     Stock Purchase Agreement, dated February 27, 1995, between
                TrizecHahn Corporation, 1096153 Ontario Limited, Clark USA,
                Inc. and Tiger Management Corporation (Incorporated by
                reference to Exhibit 10.1 filed with Clark USA, Inc. Form 8-K, dated February 27, 1995 (File No. 33-59144))

     EXHIBIT
     NUMBER                              DESCRIPTION
     -------                             -----------
     10.42     Registration Rights Agreement, dated February 27, 1995, between
                1096153 Ontario Limited, Clark USA, Inc., Tiger Management
                Corporation and Paul D. Melnuk (Incorporated by reference to
                Exhibit 10.2 filed with Clark USA, Inc. Form 8-K, dated
                February 27, 1995 (File No. 33-59144))
     10.50     Indenture between Clark Refining & Marketing, Inc. (formerly
                Clark Oil & Refining Corporation) and NationsBank of Virginia,
                N.A. (formerly Sovran Bank, N.A.) including the form of 10
                1/2% Senior Notes due 2001 (Incorporated by reference to
                Exhibit 4.1 filed with Clark Oil & Refining Corporation
                Registration Statement on Form S-1 (File No. 33-43358))
     10.51     Supplemental Indenture between Clark Refining & Marketing, Inc.
                and NationsBank of Virginia, N.A., dated February 17, 1995
                (Incorporated by reference to Exhibit 4.4 filed with Clark
                USA, Inc. Annual Report on Form 10-K for the year ended
                December 31, 1994) (File No. 33-59144))
     10.52     Indenture between Clark Refining & Marketing, Inc. (formerly
                Clark Oil & Refining Corporation) and NationsBank of Virginia,
                N.A. including the form of 9 1/2% Senior Notes due 2004
                (Incorporated by reference to Exhibit 4.1 filed with Clark Oil
                & Refining Corporation Registration Statement on Form S-1
                (File No. 33-50748))
     10.53     Supplemental Indenture between Clark Refining & Marketing, Inc.
                and NationsBank of Virginia, N.A., dated February 17, 1995
                (Incorporated by reference to Exhibit 4.6 filed with Clark
                USA, Inc. Annual Report on Form 10-K for the year ended
                December 31, 1994) (File No. 33-59144))
     10.60*    Clark Refining & Marketing, Inc. Stock Option Plan
                (Incorporated by reference to Exhibit 10.5 filed with Clark
                Registration Statement on Form S-1 (Registration No. 33-
                43358))
     10.61*    Clark Refining & Marketing, Inc. Savings Plan, as amended and restated effective as of October 1, 1989 (Incorporated by
                reference to Exhibit 10.6 filed with Clark Oil & Refining
                Corporation Annual Report on Form 10-K for the year ended
                December 31, 1989 (Commission File No. 1-11392))
     10.62     Employment Agreement of Bradley D. Aldrich (Incorporated by
                reference to Exhibit 10.4 filed with Clark USA, Inc. Annual
                Report on Form 10-K for the year ended December 31, 1994 (File
                No. 33-59144))
     10.70     Amended and Restated Asset Sale Agreement, dated as of August
                16, 1994 between Chevron U.S.A. Inc. and Clark Refining &
                Marketing, Inc. (Incorporated by reference to Exhibit 10.3 filed with Clark USA, Inc. Current Report on Form 8-K, dated
                February 27, 1995 (Registration No. 33-59144))
     10.71     Chemical Facility Lease with Option to Purchase, dated as of
                August 16, 1994 between Chevron U.S.A. Inc. and Clark Refining
                & Marketing, Inc. (Incorporated by reference to Exhibit 10.9.2 filed with Clark USA, Inc. Registration Statement on Form S-1
                (Registration No. 33-84192))
     10.72     Sublease of Chemical Facility Lease, dated as of August 16,
                1994 between Chevron U.S.A. Inc. and Clark Refining &
                Marketing, Inc. (Incorporated by reference to Exhibit 10.9.3 filed with Clark USA, Inc. Registration Statement on Form S-1
                (Registration No. 33-84192))
     10.73     PADC Facility Lease with Option to Purchase, dated as of August
                16, 1994 between Chevron U.S.A. Inc. and Clark Refining &
                Marketing, Inc. (Incorporated by reference to Exhibit 10.9.4 filed with Clark USA, Inc. Registration Statement on Form S-1
                (Registration No. 33-84192))

     EXHIBIT
     NUMBER                              DESCRIPTION
     -------                             -----------
     10.74     Supply Agreement for the Chemical Facility, dated as of August
                16, 1994 between Chevron U.S.A. Inc. and Clark Refining &
                Marketing, Inc. (Incorporated by reference to Exhibit 10.9.5 filed with Clark USA, Inc. Registration Statement on Form S-1
                (Registration No. 33-84192))
     10.75     Services Agreement for the Chemical Facility, dated as of
                August 16, 1994 between Chevron U.S.A. Inc. and Clark Refining
                & Marketing, Inc. (Incorporated by reference to Exhibit 10.9.6 filed with Clark USA, Inc. Registration Statement on Form S-1
                (Registration No. 33-84192))
     10.76     Supply Agreement for the PADC Facility, dated as of August 16,
                1994 between Chevron U.S.A. Inc. and Clark Refining &
                Marketing, Inc. (Incorporated by reference to Exhibit 10.9.7 filed with Clark USA, Inc. Registration Statement on Form S-1
                (Registration No. 33-84192))
     10.77     Services Agreement for the PADC Facility, dated as of August
                16, 1994 between Chevron U.S.A. Inc. and Clark Refining &
                Marketing, Inc. (Incorporated by reference to Exhibit 10.9.8 filed with Clark USA, Inc. Registration Statement on Form S-1
                (Registration No. 33-84192))
     10.78     Stock Purchase and Redemption Agreement, dated as of December
                30, 1992, among AOC Limited Partnership, P. Anthony Novelly,
                Samuel R, Goldstein, G & N Investments, Inc., TrizecHahn
                Corporation, AOC Holdings, Inc. and Clark Oil & Refining
                Corporation (Incorporated by reference to Exhibit 10.11 filed with Clark R & M Holdings, Inc. Registration Statement on Form
                S-4 (file No. 33-59144))
     27.0      Financial Data Schedule

*  Employee Benefit Plan.

  (b) REPORTS ON FORM 8-K

  None

                               GLOSSARY OF TERMS

 Refining

Alkylation Unit--      Also known as the alky unit; a refinery unit that uses
                       hydrofluoric acid as a catalyst to combine lower value products from the FCC unit and purchased gases
                       (isobutane) to produce gasoline.

BPD--                  Barrels per day.

Barrel (Bbl)--         A common unit of measure in the oil industry which
                       equates to 42 gallons.

Blendstocks--          Various compounds that are combined with product from
                       the crude separator process to make finished gasoline and diesel fuel; these may include natural gasoline, FCC gasoline, ethanol, reformate or butane, among others.

CP-- Convenience products such as beverages, cigarettes and snacks.

Catalyst--             A substance that alters, accelerates or instigates
                       chemical changes, but is neither produced nor consumed in the process.

Coker Unit--           A refinery unit which takes the lowest value component
                       of crude oil after higher value products are removed, further extracts more valuable products and converts the rest into petroleum coke.

Crack Spread--         A simplified model that measures the difference between
                       the price for finished products and crude oil. A 3/2/1 crack spread is often referenced and represents the approximate revenue and cost breakdown of a barrel of crude being, three barrels of crude produce two barrels of gasoline and one barrel of diesel fuel.

Crude Unit--           The initial refinery unit that the crude oil runs
                       through where it is heated and various products separated. As crude oil is heated to certain temperatures it vaporizes and different products are separated. This is the distillation process. Listed below are the products that typically come from crude oil and the approximate temperatures at which they are separated from it:

                                 butanes/lighter gasoline naphtha kerosene diesel gas oil residue less than 90(degrees) F
                                                     90(degrees) F-
                                                    220(degrees) F
                                                    220(degrees) F-
                                                    315(degrees) F
                                                    315(degrees) F-
                                                    450(degrees) F
                                                    450(degrees) F-
                                                    650(degrees) F
                                                    650(degrees) F-
                                                    800(degrees) F
                                                    800(degrees) F and higher

DHDS Unit--            Also known as distillate hydrotreater desulfurizer;
                       removes sulfur and other impurities from distillates, primarily diesel and jet fuel.

Distillates--          Primarily diesel, jet fuel and kerosene.

Djeno Crude Oil--      Also known as Djeno Melange crude oil. A heavy sweet
                       crude oil from the Republic of the Congo.

Djeno Melange--
                       See Djeno crude oil.

Ethanol--
                       An alcohol, primarily derived from corn and other feed grains, sometimes used in gasoline blending.

FCC Unit--             Also known as the fluid catalytic cracker; the unit
                       takes low grade products from the crude unit and converts them to gasoline through a chemical process using catalysts.

Feedstock--            Hydrocarbon compounds, such as crude oil and natural
                       gas liquids, that are processed and blended into refined products.

Gal.--                 Gallon.

Heavy Crude Oil--      A crude oil that is relatively viscous in texture which
                       is harder to process yields less high value products such as gasoline and diesel fuel, but is cheaper.

Isomax Unit--          Similar to FCC unit.

LPG-- Also known as Liquefied Petroleum Gases. Liquefied light ends gases used for home heating and cooking.

Light Crude Oil--      A crude oil that is relatively thin in texture which is
                       easier to process and yields more high value products such as gasoline and diesel fuel, but is more expensive.

M--                    Thousands.

MM--                   Millions.

Maya--                 A heavy, sour crude oil from Mexico.

Naphtha--              Natural or unrefined gasoline with a low octane rating
                       that is separated out of the crude oil during the refining process.

Oxygenates--           Compounds containing oxygen which, when added to
                       conventional gasoline, reduce the carbon monoxide emissions of the gasoline.

PMPS--                 Per month per store.

Petroleum Coke--       Also known as coke; a coal like substance that can be
                       burned to generate electricity or used as a hardener in concrete.

Production--           The finished products such as gasoline and diesel fuel
                       which are converted from crude oil by a refinery.

Rated Crude Oil
Capacity--
                       The crude oil processing capacity of a refinery that is established by engineering design.

Refined products--     The hydrocarbon compounds, such as gasoline, diesel
                       fuel, jet fuel and residual fuel, that are produced by a refinery.

Refining margin--      The difference between crude oil and other feedstock,
                       intermediate stock and blendstock component costs and the cost of refined products sold, expressed in dollars per barrel of refined product.

Reformulated
Gasoline--
                       Gasoline blended in accordance with certain specifications, that is designed to reduce ozone-forming and toxic pollutants.

Residual Oil--         Resids or residue. A derivative of crude oil obtained
                       from the basic stages of refining operations. Also known as atmospheric or vacuum tower bottoms.

Sour Crude Oil--       A crude oil that is relatively high in sulfur content,
                       requiring additional processing to remove the sulfur, but is typically less expensive.

Sweet Crude Oil--      A crude oil that is relatively low in sulfur content,
                       requiring less processing to remove the sulfur, but is typically more expensive.

Throughput--           The amount of a substance processed through a unit.

Turnaround--           Shutting down various units of a refinery to service,
                       clean and refurbish the components; maintenance turnaround occurs every three to four years or as needed.

Unusual Items--        Those charges or credits not occurring in the normal
                       course of business.

Utilization--          Ratio of total refinery production to the rated crude
                       oil capacity of the refinery.

WTI-- West Texas Intermediate crude oil, a light, sweet crude oil that is used as a benchmark for other crude oil types.

Yield-- The percentage of higher value refined products that are produced from feedstocks.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                           PAGE
                                                                           ----
Clark USA, Inc. and Subsidiaries:
  Annual Financial Statements
    Report of Independent Accountants.....................................  49
    Consolidated Balance Sheets as of December 31, 1995 and 1996..........  50
    Consolidated Statements of Earnings for the years ended December 31,
     1994, 1995 and 1996..................................................  51
    Consolidated Statements of Cash Flows for the years ended December 31,
     1994, 1995 and 1996..................................................  52
    Consolidated Statement of Stockholders' Equity for the years ended
     December 31, 1994, 1995 and 1996.....................................  53
    Notes to Consolidated Financial Statements............................  54
  Financial Statement Schedule:
    Report of Independent Accountants.....................................  66
    I--Condensed Information of the Registrant............................  67

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Clark USA, Inc.:

  We have audited the accompanying consolidated balance sheets of Clark USA, Inc. and Subsidiaries (a Delaware corporation), as of December 31, 1995 and 1996 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clark USA, Inc. and Subsidiaries as of December 31, 1995 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          Coopers & Lybrand L.L.P.

St. Louis, Missouri
February 4, 1997

                        CLARK USA, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                 REFERENCE DECEMBER 31, DECEMBER 31,
                     ASSETS                        NOTE        1995         1996
                     ------                      --------- ------------ ------------
CURRENT ASSETS:
  Cash and cash equivalents.....................     2      $  103,729   $  339,963
  Short-term investments........................    2,3         46,116       14,881
  Accounts receivable...........................     2         179,763      171,714
  Inventories...................................    2,4        290,444      277,095
  Prepaid expenses and other....................                22,228       17,353
  Advance crude oil purchase receivable.........   2,14          6,565          --
                                                            ----------   ----------
      Total current assets......................               648,845      821,006
PROPERTY, PLANT AND EQUIPMENT...................    2,5        550,872      557,256
ADVANCE CRUDE OIL PURCHASE RECEIVABLE...........   2,14         99,345          --
OTHER ASSETS....................................    2,6         65,860       54,541
                                                            ----------   ----------
                                                            $1,364,922   $1,432,803
                                                            ==========   ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
CURRENT LIABILITIES:
  Accounts payable..............................     7      $  307,528   $  294,736
  Accrued expenses and other....................    8,9         46,301       49,691
  Accrued taxes other than income...............                45,242       46,485
                                                            ----------   ----------
      Total current liabilities.................               399,071      390,912
LONG-TERM DEBT..................................    8,9        765,030      781,362
DEFERRED INCOME TAXES...........................   2,12          7,677          --
OTHER LONG-TERM LIABILITIES.....................    11          38,937       46,141
CONTINGENCIES...................................    16             --           --
STOCKHOLDERS' EQUITY:
  Common stock..................................
    Common, $.01 par value, 19,051,818 issued... 13,14,15          190          190
    Class A Common, $.01 par value, 10,162,509
     issued.....................................   13,15            90          102
    Class B Common..............................   13,15             6          --
    Class C Common.............................. 13,14,15            6          --
  Paid-in capital...............................   13,14       300,057      296,094
  Advance crude oil purchase receivable from
   stockholders.................................   2,14       (146,890)     (26,520)
  Retained earnings (deficit)...................    3,7            748      (55,478)
                                                            ----------   ----------
      Total stockholders' equity................               154,207      214,388
                                                            ----------   ----------
                                                            $1,364,922   $1,432,803
                                                            ==========   ==========


        The accompanying notes are an integral part of these statements.

                        CLARK USA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                             (DOLLARS IN THOUSANDS)

                                             FOR THE YEAR ENDED DECEMBER 31,
                                   REFERENCE ----------------------------------
                                     NOTE       1994        1995        1996
                                   --------- ----------  ----------  ----------
NET SALES AND OPERATING REVENUES.            $2,441,211  $4,486,859  $5,073,062
EXPENSES:
  Cost of sales..................            (2,086,639) (4,015,215) (4,557,011)
  Operating expenses.............              (225,616)   (375,545)   (419,868)
  General and administrative
   expenses......................               (51,445)    (52,353)    (59,502)
  Depreciation...................      2        (26,592)    (31,490)    (37,348)
  Amortization...................     2,6       (10,797)    (12,001)    (11,127)
  Recovery of inventory market
   value write-down..............      4         26,500         --          --
                                             ----------  ----------  ----------
                                             (2,374,589) (4,486,604) (5,084,856)
                                             ----------  ----------  ----------
OPERATING INCOME (LOSS)..........                66,622         255     (11,794)
  Interest and finance costs,
   net...........................      8        (54,829)    (59,232)    (47,500)
                                             ----------  ----------  ----------
EARNINGS (LOSS) BEFORE INCOME
 TAXES...........................                11,793     (58,977)    (59,294)
  Income tax (provision) benefit.    2,12        (3,980)     21,874       3,130
                                             ----------  ----------  ----------
NET EARNINGS (LOSS)..............            $    7,813  $  (37,103) $  (56,164)
                                             ==========  ==========  ==========



        The accompanying notes are an integral part of these statements.

                        CLARK USA, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                 FOR THE YEAR ENDED DECEMBER
                                                             31,
                                                 ------------------------------
                                                   1994       1995       1996
                                                 ---------  ---------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)........................... $   7,813  $ (37,103) $(56,164)
  Adjustments:
    Depreciation................................    26,592     31,490    37,348
    Amortization................................    12,627     18,603    21,465
    Accretion of Zero Coupon Notes..............    15,490     17,048    19,167
    Realized loss on sales of investments.......     6,625        --        --
    Shares of earnings of affiliates, net of
     dividends..................................      (468)    (1,413)     (136)
    Deferred income taxes.......................     3,721    (22,450)   (7,678)
    Recovery of inventory market value write-
     down.......................................   (26,500)       --        --
    Sale of advanced crude oil purchase
     receivable.................................       --         --    (10,869)
    Other.......................................     1,271      1,385     1,062
  Cash provided by (reinvested in) working
   capital--
    Accounts receivable, prepaid expenses and
     other......................................   (12,650)  (109,083)   12,519
    Inventories.................................    22,995   (138,978)   13,266
    Accounts payable, accrued expenses, taxes
     other than income and other................    (1,185)   159,010    (7,598)
                                                 ---------  ---------  --------
      Net cash provided by (used in) operating
       activities...............................    56,331    (81,491)   22,382
                                                 ---------  ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments...........  (120,426)   (41,500)      --
  Sales of short-term investments...............   237,345     25,942    31,135
  Expenditures for property, plant and
   equipment....................................  (100,372)   (42,164)  (45,039)
  Expenditures for turnaround...................   (11,191)    (6,525)  (13,862)
  Refinery acquisition expenditures.............   (13,514)   (71,776)      --
  Proceeds from disposals of property, plant and
   equipment....................................     5,941      1,866     4,359
  Advance crude oil purchase receivable.........       --    (105,910)  241,916
                                                 ---------  ---------  --------
      Net cash provided by (used in) investing
       activities...............................    (2,217)  (240,067)  218,509
                                                 ---------  ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt payments.......................      (585)    (1,620)   (2,835)
  Proceeds from issuance of long-term debt......       --     175,000       --
  Proceeds from capital lease transactions......       --      24,301       --
  Proceeds from sale of common stock............       --     135,500       --
  Stock issuance costs..........................       --      (1,541)      --
  Deferred financing costs......................    (5,904)   (32,737)   (1,822)
                                                 ---------  ---------  --------
      Net cash provided by (used in) financing
       activities...............................    (6,489)   298,903    (4,657)
                                                 ---------  ---------  --------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS....................................    47,625    (22,655)  236,234
CASH AND CASH EQUIVALENTS, beginning of period..    78,759    126,384   103,729
                                                 ---------  ---------  --------
CASH AND CASH EQUIVALENTS, end of period........ $ 126,384  $ 103,729  $339,963
                                                 =========  =========  ========

        The accompanying notes are an integral part of these statements.

                       CLARK USA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       (DOLLARS AND SHARES IN THOUSANDS)

                                    FOR THE YEAR ENDED DECEMBER 31,
                            ---------------------------------------------------
                                 1994             1995              1996
                            ---------------  ----------------  ----------------
                            SHARES  AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT
                            ------- -------  ------  --------  ------  --------
COMMON STOCK
  COMMON, $.01 par,
   Authorized shares--
   39,875
  Balance January 1.......       -- $    --      --  $     --  19,051  $    190
    Stock issuance........       --      --  16,329       163      --        --
    Converted shares......       --      --   2,722        27      --        --
                            ------- -------  ------  --------  ------  --------
  Balance December 31.....       --      --  19,051       190  19,051       190
                            ------- -------  ------  --------  ------  --------
  CLASS A COMMON, $.01
   par, Authorized
   shares--10,163
  Balance January 1.......       --      --      --        --   9,033        90
    Stock issuance........       --      --   9,033        90      --        --
    Converted shares......       --      --      --        --   1,130        12
                            ------- -------  ------  --------  ------  --------
  Balance December 31.....       --      --   9,033        90  10,163       102
                            ------- -------  ------  --------  ------  --------
  CLASS B COMMON, $.01
   par, Authorized
   shares--563
  Balance January 1.......       --      --      --        --     563         6
    Stock issuance........       --      --     563         6      --        --
    Converted shares......       --      --      --        --    (563)       (6)
                            ------- -------  ------  --------  ------  --------
  Balance December 31.....       --      --     563         6      --        --
                            ------- -------  ------  --------  ------  --------
  CLASS C COMMON, $.01
   par, Authorized
   shares--565
  Balance January 1.......       --      --      --        --     565         6
    Stock issuance........       --      --     565         6      --        --
    Converted shares......       --      --      --        --    (565)       (6)
                            ------- -------  ------  --------  ------  --------
  Balance December 31.....       --      --     565         6      --        --
                            ------- -------  ------  --------  ------  --------
  CLASS D COMMON, $.01
   par, Authorized
   shares--3,390
  Balance January 1.......       --      --      --        --      --        --
    Stock issuance........       --      --   2,722        27      --        --
    Converted shares......       --      --  (2,722)      (27)     --        --
                            ------- -------  ------  --------  ------  --------
  Balance December 31.....       --      --      --        --      --        --
                            ------- -------  ------  --------  ------  --------
PAID-IN CAPITAL
  Balance January 1.......           19,500            19,500           300,057
    Stock issuance........               --           280,557            (3,963)
                            ------- -------  ------  --------  ------  --------
  Balance December 31.....           19,500           300,057           296,094
                            ------- -------  ------  --------  ------  --------
ADVANCE CRUDE OIL PURCHASE
 RECEIVABLE FROM
 STOCKHOLDERS
  Balance January 1.......               --                --          (146,890)
    Advance crude oil
     purchase receivable
     from stockholders....               --          (146,890)          120,370
                            ------- -------  ------  --------  ------  --------
  Balance December 31.....               --          (146,890)          (26,520)
                            ------- -------  ------  --------  ------  --------
RETAINED EARNINGS
  Balance January 1.......           30,038            36,651               748
    Net earnings (loss)...            7,813           (37,103)          (56,164)
    Change in unrealized
     short-term investment
     gains and losses.....           (1,200)            1,200               (62)
                            ------- -------  ------  --------  ------  --------
  Balance December 31.....           36,651               748           (55,478)
                            ------- -------  ------  --------  ------  --------
TOTAL STOCKHOLDERS'
 EQUITY...................       -- $56,151  29,212  $154,207  29,212  $214,388
                            ======= =======  ======  ========  ======  ========

       The accompanying notes are an integral part of these statements.

                       CLARK USA, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

              (TABULAR DOLLAR AMOUNTS IN THOUSANDS OF US DOLLARS)

1. GENERAL

  Clark USA, Inc., a Delaware corporation ("Clark USA" or the "Company"), is a holding company. The subsidiaries of Clark USA are Clark Refining & Marketing, Inc. ("Clark") and Clark Pipe Line Company, both Delaware corporations. Clark's principal operations include crude oil refining, wholesale and retail marketing of refined petroleum products and retail marketing of convenience store items in the Central United States.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Cash and Cash Equivalents; Short-term Investments

  The Company considers all highly liquid investments, such as time deposits, money market instruments, commercial paper and United States and foreign government securities, purchased with an original maturity of three months or less, to be cash equivalents. Short-term investments consist of similar investments, as well as United States government security funds, maturing more than three months from date of purchase and are carried at fair value (see
Note 3 "Short-term Investments"). The Company invests only in AA rated or better fixed income marketable securities or the short-term rated equivalent.

  The Company classifies checks issued which have not yet cleared the bank account as accounts payable. Such balances included in "Accounts payable" were $12.1 million and $12.9 million at December 31, 1995 and 1996, respectively.

 Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables and the advance crude oil purchase receivable (see Note 14 "Occidental/Gulf Transactions"). Credit risk on trade receivables is minimized as a result of the credit quality of the Company's customer base and industry collateralization practices. As of December 31, 1996, the Company had $36.4 million (1995--$17.0 million) due from Chevron USA Products Co. ("Chevron"). Sales to Chevron in 1996 totaled $455.8 million (1995--$448.8 million).

 Inventories

  Inventories are stated at the lower of cost, predominantly using the last-in, first-out "LIFO" method, or market on an aggregate basis. During the year ended December 31, 1996, total petroleum inventory quantities were reduced, resulting in a LIFO liquidation, the effect of which increased pretax earnings by $2.4 million. There was no such effect in the year ended December 31, 1995.

  To limit risk related to price fluctuations, Clark employs risk strategies using crude oil and refined products futures and options contracts to manage potentially volatile market movements on aggregate physical and contracted inventory positions. At December 31, 1996, Clark's open contracts represented
0.7 million barrels of crude oil and refined products, and had terms extending into February, 1997. At December 31, 1995, Clark's open contracts represented
1.7 million barrels of crude oil and refined products, and had terms extending into December, 1996.

                       CLARK USA, INC. AND SUBSIDIARIES

  The Company considers all futures and options contracts to be part of its risk management strategy. Unrealized gains and losses on open contracts are recognized as a product cost component unless the contract can be identified as a price risk hedge of specific inventory positions or open commitments, in which case the unrealized gain or loss is deferred and recognized as an adjustment to the carrying amount of petroleum inventories or accounts payable if related to open commitments. Deferred gains and losses on these contracts are recognized as an adjustment to product cost when such inventories are sold or consumed. At December 31, 1996, the Company had net unrealized gains on open futures and options contracts of $1.2 million (1995--unrealized loss of $0.4 million) all of which have been recognized in operations.

 Property, Plant and Equipment

  Property, plant and equipment additions are recorded at cost. Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the assets or group of assets. The cost of buildings and marketing facilities on leased land and leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life or the lease term. The Company capitalizes the interest cost associated with major construction projects based on the effective interest rate on aggregate borrowings.

  Expenditures for maintenance and repairs are expensed. Major replacements and additions are capitalized. Gains and losses on assets depreciated on an individual basis are included in current income. Upon disposal of assets depreciated on a group basis, unless unusual in nature or amount, residual cost less salvage is charged against accumulated depreciation.

  The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121 concerning "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The standard requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable with future cash flows. The Company adopted this standard beginning January 1, 1996 which did not have any effect on the financial statements. The Company believes that if a project initiated to produce low sulfur diesel fuel at the Hartford refinery ("DHDS Project"), which was delayed in 1992 due to an expectation of narrow differentials between low and high sulfur diesel fuel, does not proceed due to continued relatively narrow price differentials between low and high sulfur diesel fuel, future cash flows from the asset would not likely support the carrying value which was approximately $24.1 million as of December 31, 1996. Effective January 1, 1996, the Company began to depreciate the DHDS Project over 30 years.

 Environmental Costs

  Environmental expenditures are expensed or capitalized depending upon their future economic benefit. Costs which improve a property as compared with the condition of the property when originally constructed or acquired and costs which prevent future environmental contamination are capitalized. Costs which return a property to its condition at the time of acquisition or original construction are expensed.

 Deferred Turnaround and Financing Costs

  A turnaround is a periodically required standard procedure for maintenance of a refinery that involves the shutdown and inspection of major processing units and generally occurs approximately every three years. Turnaround costs, which are included in "Other assets", are amortized over the period to the next scheduled turnaround, beginning the month following completion.

  Financing costs related to obtaining or refinancing of debt are deferred and amortized over the expected life of the debt.

                       CLARK USA, INC. AND SUBSIDIARIES

 Advance Crude Oil Purchase Receivable

  The Company has an advance crude oil purchase receivable from Gulf Resources Corporation ("Gulf") and had an advance crude oil purchase receivable from Occidental Petroleum Corporation ("Occidental") prior to its sale on October 4, 1996 (see Note 14 "Occidental/Gulf Transactions"). These advance crude oil purchase receivables were accounted for as financial instruments and were recorded at cost at December 31, 1996. To the extent the advance crude oil purchase receivables were acquired by the issuance of stock, they were presented as a reduction to Stockholders' Equity. The proceeds from the issuance of stock were recognized as the principal portion of the receivable was amortized. Income and the reduction of principal related to the notes were recognized according to the interest method of amortization with gross proceeds allocated between principal recovery and financing income.

 Income Taxes

  Clark USA and its subsidiaries file a consolidated U.S. federal income tax return. The Company provides for deferred taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") (see Note 12 "Income Taxes"). Deferred taxes are classified as current, included in prepaid or accrued expenses, or noncurrent depending on the classification of the assets and liabilities to which the temporary differences relate. Deferred taxes arising from temporary differences that are not related to a specific asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. In accordance with the provisions of SFAS 109, the Company records a valuation allowance when necessary to reduce the net deferred tax asset to an amount expected to be realized.

 Employee Benefit Plans

  The Clark Refining & Marketing, Inc. Savings Plan and separate Trust (the "Plan"), a defined contribution plan, covers substantially all employees of Clark. Under terms of the Plan, Clark matches the amount of employee contributions, subject to specified limits. Contributions to the Plan during 1996 were $6.4 million (1995--$5.5 million; 1994--$3.4 million).

  Clark provides certain benefits for most retirees once they have reached a specified age and specified years of service. These benefits include health insurance in excess of social security and an employee paid deductible amount, and life insurance equal to the employee's annual salary.

3. SHORT-TERM INVESTMENTS

  The Company's short-term investments are all considered Available-for-Sale and are carried at fair value with the resulting unrealized gain or loss (net of applicable taxes) shown as a component of retained earnings.

  Short-term investments consisted of the following:

                                      1995                            1996
                         ------------------------------- -------------------------------
                                               AGGREGATE                       AGGREGATE
                         AMORTIZED UNREALIZED    FAIR    AMORTIZED UNREALIZED    FAIR
  MAJOR SECURITY TYPE      COST    GAIN/(LOSS)   VALUE     COST    GAIN/(LOSS)   VALUE
  -------------------    --------- ----------- --------- --------- ----------- ---------
U.S. Debt Securities....  $46,116    $   --     $46,116   $14,981     $(100)    $14,881

  The net unrealized position at December 31, 1996 included gains of $0.0 million and losses of $0.1 million (1995--gains of $0.1 million and losses of $0.1 million).

  The contractual maturities of the short-term investments at December 31, 1996 were:

                                                            AMORTIZED AGGREGATE
                                                              COST    FAIR VALUE
                                                            --------- ----------
      Due in one year or less..............................  $ 3,019   $ 3,002
      Due after one year through five years................   11,962    11,879
                                                             -------   -------
                                                             $14,981   $14,881
                                                             =======   =======

                       CLARK USA, INC. AND SUBSIDIARIES

  Although some of the contractual maturities of these short-term investments are over one year, management's intent is to use the funds for current operations and not hold the investments to maturity.

  For the year ended December 31, 1996, the proceeds from sales of short-term investments were $31.1 million with no realized gains or losses recorded for the period. For the same period in 1995 and 1994, the proceeds from the sale of short-term investments were $25.9 million and $237.3 million, respectively, with no realized gains or losses in 1995 and $6.6 million realized losses in 1994. Realized gains and losses are presented in "Interest and financing costs, net" and are computed using the specific identification method.

  The change in the net unrealized holding gains or losses on Available-for-Sale securities for the year ended December 31, 1996, was a loss of $0.1 million ($0.1 million after taxes). For the same period in 1995, there was a net unrealized holding gain of $1.9 million ($1.2 million after taxes), and in 1994, there was a net unrealized holding loss of $1.9 million ($1.2 million after taxes).

  Cash and cash equivalents included $30.0 million of debt securities whose cost approximated market value at December 31, 1996 (1995--$55.5 million) and for which there were no realized gains or losses recorded in the period.

4. INVENTORIES

  The carrying value of inventories consisted of the following:

                                                                 1995     1996
                                                               -------- --------
      Crude oil............................................... $ 90,635 $105,786
      Refined products and blendstocks........................  163,915  136,747
      Convenience products....................................   20,532   17,643
      Warehouse stock and other...............................   15,362   16,919
                                                               -------- --------
                                                               $290,444 $277,095
                                                               ======== ========

  The market value of the crude and refined product inventories at December 31, 1996 was approximately $81.7 million above the carrying value (1995--$5.4 million above the carrying value). In the first half of 1994, crude oil and related refined product prices rose substantially, allowing the reversal of the inventory write-down to market which was recorded in 1993 due to falling crude oil and product prices.

5. PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consisted of the following :

                                                               1995      1996
                                                             --------  --------
      Land.................................................. $ 20,015  $ 19,659
      Refineries............................................  418,675   434,623
      Retail stores.........................................  187,921   210,033
      Product terminals and pipelines.......................   60,965    64,388
      Other.................................................   11,346    12,051
                                                             --------  --------
                                                              698,922   740,754
      Accumulated depreciation and amortization............. (148,050) (183,498)
                                                             --------  --------
                                                             $550,872  $557,256
                                                             ========  ========

                       CLARK USA, INC. AND SUBSIDIARIES

  At December 31, 1996, property, plant and equipment included $43.8 million (1995--$52.2 million) of construction in progress. Capital lease assets of $22.7 million (1995--$23.9 million) are included in property, plant and equipment at December 31, 1996.

6. OTHER ASSETS

  Other assets consisted of the following:

                                                                  1995    1996
                                                                 ------- -------
      Deferred financing costs.................................. $42,187 $29,849
      Deferred turnaround costs.................................  14,243  16,978
      Investment in non-consolidated affiliates.................   6,291   6,427
      Other.....................................................   3,139   1,287
                                                                 ------- -------
                                                                 $65,860 $54,541
                                                                 ======= =======

  Amortization of deferred financing costs for the year ended December 31, 1996 was $10.2 million (1995--$6.5 million; 1994--$1.8 million). Amortization of turnaround costs for the year ended December 31, 1996 was $11.1 million (1995--$12.0 million; 1994--$10.8 million).

7. WORKING CAPITAL FACILITY

  At all times during 1996 Clark had in place a working capital facility which provided a revolving line of credit principally for the issuance of letters of credit which are used primarily for securing purchases of crude oil, other feedstocks and refined products, and for limited cash borrowings. This facility is collateralized by substantially all of Clark's current assets and certain intangibles. The amount of the facility is the lesser of $400 million or the amount available under a defined borrowing base, representing specified percentages of cash, investments, accounts receivable, inventory and other working capital items ($489.5 million at December 31, 1996). Clark is required to comply with certain financial covenants including maintaining defined levels of working capital, cash, tangible net worth, maximum indebtedness to tangible net worth and a minimum ratio of adjusted cash flow to debt service. At December 31, 1996, $298.5 million (1995--$221.0 million) of the line of credit was utilized for letters of credit, of which $78.4 million (1995--$91.4 million) supported commitments for future deliveries of petroleum products. There were no direct cash borrowings under the facility at December 31, 1996 and 1995.

8. LONG-TERM DEBT

                                                                1995     1996
                                                              -------- --------
10 1/2% Senior Notes due December 1, 2001 ("10 1/2% Senior
 Notes")..................................................... $225,000 $225,000
9 1/2% Senior Notes due September 15, 2004 ("9 1/2% Senior
 Notes").....................................................  175,000  175,000
10 7/8% Senior Notes due December 1, 2005 ("10 7/8% Senior
 Notes").....................................................  175,000  175,000
Senior Secured Zero Coupon Notes, due February 15, 2000
 ("Zero Coupon Notes").......................................  169,589  188,756
Obligations under capital leases and other notes.............   23,498   20,673
                                                              -------- --------
                                                               768,087  784,429
  Less current portion.......................................    3,057    3,067
                                                              -------- --------
                                                              $765,030 $781,362
                                                              ======== ========

  The estimated fair value of the Senior Note long-term debt at December 31, 1996 was $803.6 million,
(1995--$799.1 million), determined using quoted market prices for these issues. The capital leases and other notes have a market value which approximates cost.

                       CLARK USA, INC. AND SUBSIDIARIES

  The 9 1/2% Senior Notes and 10 1/2% Senior Notes were issued by Clark in September 1992 and December 1991, respectively, and are unsecured. The 9 1/2% Senior Notes and 10 1/2% Senior Notes are redeemable at the Companys option beginning September 1997 and December 1996, respectively, at a redemption price which starts at 105.25% and decreases to 100% of principal two years later.

  In December 1995, Clark USA issued the 10 7/8% Senior Notes in connection with the Occidental and Gulf transactions (see Note 14 "Occidental/Gulf Transactions"). These notes are redeemable at the Company's option beginning December 1, 2000 at a redemption price of 105% which decreases to 100% of principal in 2003. Thirty-five percent of the notes are redeemable at 111% of principal at the Company's option from the net proceeds of a public offering made prior to December 1, 1998.

  In February 1993, Clark USA issued Zero Coupon Notes with a value at maturity of $264 million. The notes are collateralized by the capital stock owned by Clark USA of each of its subsidiaries (of which Clark is the principal subsidiary) and have a yield to maturity of 11% per annum. The Zero Coupon Notes are redeemable at the Company's option at any time on or after February 15, 1998 at a price equal to their accreted value to the redemption date. Non-cash interest expense of $19.2 million was recorded in 1996 (1995-- $17.2 million, 1994--$15.5 million) for the Zero Coupon Notes.

  The Clark and Clark USA note indentures contain certain restrictive covenants including limitations on the payment of dividends, limitations on the payment of amounts to related parties, limitations on the level of debt, provisions related to change of control and incurrence of liens. Clark USA must have a net worth of $220 million before any dividends could be paid. In addition, Clark must maintain a minimum net worth of $100 million and Clark USA must maintain a minimum net worth of $25 million.

  During 1995, Clark entered into two sale/leaseback lease transactions for a total of $24.3 million. Each capital lease has a term of five years. One lease has a fixed rate of 8.36% and the other lease rate floats at a spread of 2.25% over the London Interbank Offer Rate (LIBOR).

  The scheduled maturities of long-term debt during the next five years are (in thousands): 1997--$3,067 (included in "Accrued expenses and other"); 1998--$3,828; 1999--$3,737; 2000--$270,375; 2001--$225,012; 2002 and
thereafter--$350,057.

 Interest and financing costs

  Interest and financing costs, net, included in the statements of earnings, consisted of the following:

                                                       1994     1995     1996
                                                      -------  -------  -------
      Interest expense............................... $56,537  $60,985  $81,159
      Financing costs................................   1,832    6,476   10,150
      Interest and finance income....................  (2,231)  (6,825) (42,776)
                                                      -------  -------  -------
                                                       56,138   60,636   48,533
      Capitalized interest...........................  (2,409)  (1,404)  (1,033)
                                                      -------  -------  -------
      Interest and financing costs, net.............. $53,729  $59,232  $47,500
                                                      =======  =======  =======

  Cash paid for interest expense in 1996 was $62.0 million (1995--$42.2 million; 1994--$40.3 million). Accrued interest payable at December 31, 1996 of $8.4 million (December 31, 1995--$8.4 million) is included in "Accrued expenses and other." Included in interest and finance income for 1996 is $31.8 million of finance income, inclusive of the $10.9 million gain on sale, related to the advance crude oil purchase receivables.

9. LEASE COMMITMENTS

  The Company leases premises and equipment under lease arrangements, many of which are non-cancelable. The Company leases store property and equipment with lease terms extending to 2015, some of which have

                       CLARK USA, INC. AND SUBSIDIARIES
escalation clauses based on a set amount or increases in the Consumer Price Index. The Company also has operating lease agreements for certain equipment at the refineries, retail stores, and the general office. These lease terms range from 1 to 8 years with the option to purchase some of the equipment at the end of the lease term at fair market value. The leases generally provide that the Company pay taxes, insurance, and maintenance expenses related to the leased assets. At December 31, 1996 future minimum lease payments under capital leases and non-cancelable operating leases were as follows (in millions): 1997--$17.2; 1998--$16.8; 1999--$15.8; 2000--$17.8; 2001--$9.8; and
$122.0 in the aggregate thereafter. Rental expense during 1996 was $16.5 million (1995--$10.3 million; 1994--$12.3 million).

10. RELATED PARTY TRANSACTIONS

  Transactions of significance with related parties not disclosed elsewhere in the footnotes are detailed below:

 HSM Insurance Inc.

  The Company paid premiums of $2.0 million in 1994 to HSM Insurance, Inc., an affiliate of TrizecHahn Corporation (formerly the Horsham Corporation) ("TrizecHahn"), the Company's 46% shareholder, for providing environmental impairment liability insurance. No loss claims have been made under the policy. The policy was terminated on December 31, 1994.

 Management Services and Trade Credit Guarantees

  TrizecHahn and Clark have agreements to provide certain management services to each other from time to time. Clark established trade credit with various suppliers of its petroleum requirements, occasionally requiring the guarantee of TrizecHahn. Fees related to trade credit guarantees totaled $0.1 million, $0.2 million and $0.2 million in 1994, 1995 and 1996, respectively. The last trade credit guarantee was terminated in August, 1996.

 AOC L.P.--Contingent Consideration

  In 1992, the Company and TrizecHahn purchased the outstanding shares held by the minority shareholders, AOC L.P. for consideration including "Contingent Consideration" of up to an aggregate of $24 million (increasing at 9% per annum through 1996--$33.9 million as of December 31, 1996) based on exceeding certain cash flow levels, the sale of certain assets or the sale of equity above certain escalating valuation levels during the years 1993 through 1996.

  The sale of equity by the Company to finance the Port Arthur refinery acquisition triggered a calculation of a potential contingent payment to AOC L.P. The Company believes that no payment is due based, in part, upon the value of shares sold. The Company believes the Occidental and Gulf mergers do not trigger an obligation on the Company to calculate or make a payment to AOC L.P. Despite the Company's calculations of the amount of the AOC L.P. contingent payment related to the Port Arthur financing and the Company's belief related to the Occidental and Gulf transactions, AOC L.P. has asserted that an amount is payable. There can be no assurance that the Company's position related to the Port Arthur financing or Occidental and Gulf mergers will prevail. TrizecHahn has agreed to indemnify the Company for any contingent payment payable to AOC L.P. in excess of $7 million.

                       CLARK USA, INC. AND SUBSIDIARIES

11. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  The following table sets forth the unfunded status for the post retirement health and life insurance plans:

                                                                1995     1996
                                                               -------  -------
      Accumulated postretirement benefit obligation:
        Retirees.............................................. $12,045  $11,889
        Fully eligible plan participants......................   1,288      873
        Other plan participants...............................  20,025   16,687
                                                               -------  -------
          Total...............................................  33,358   29,449
      Accrued postretirement benefit cost.....................     --       --
      Plan assets at fair value...............................     --       --
      Unrecognized net (gain)/loss............................  (1,921)    (216)
      Unrecognized prior service cost.........................     --       635
                                                               -------  -------
      Accrued postretirement benefit liability................ $31,437  $29,868
                                                               =======  =======

  The components of net periodic postretirement benefit costs are as follows:

                                                             1994   1995   1996
                                                            ------ ------ ------
      Service Costs........................................ $  415 $  999 $1,074
      Interest Costs.......................................  1,271  2,174  2,095
                                                            ------ ------ ------
      Net periodic postretirement benefit cost............. $1,686 $3,173 $3,169
                                                            ====== ====== ======

  A discount rate of 7.50% (1995--7.25%) was assumed as well as a 4.25% (1995--4.25%) rate of increase in the compensation level. For measuring the expected postretirement benefit obligation, the health care cost trend rate ranged from 7.25% to 10.25% in 1996, grading down to an ultimate rate in 2003 of 5.25%. The effect of increasing the average health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation, as of December 31, 1996 by $4.3 million and increase the annual aggregate service and interest costs by $0.6 million.

12. INCOME TAXES

  The Company provides for deferred taxes under the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

  The income tax provision (benefit) is summarized as follows:

                                                      1994     1995      1996
                                                     ------- --------  --------
Earnings (loss) before provision for income taxes... $11,793 $(58,977) $(59,294)
                                                     ======= ========  ========
Current provision (benefit)--Federal................ $   --  $    --   $   (291)
--State.............................................     --       --      4,801
                                                     ------- --------  --------
                                                         --       --      4,510
                                                     ------- --------  --------
Deferred provision (benefit)--Federal...............   2,147  (21,892)     (843)
--State.............................................   1,833       18    (6,797)
                                                     ------- --------  --------
                                                       3,980  (21,874)   (7,640)
                                                     ------- --------  --------
Income tax provision (benefit)...................... $ 3,980 $(21,874) $ (3,130)
                                                     ======= ========  ========

                       CLARK USA, INC. AND SUBSIDIARIES

  A reconciliation between the income tax provision computed on pretax income at the statutory federal rate and the actual provision for income taxes is as follows:

                                                     1994      1995      1996
                                                    -------  --------  --------
      Federal taxes computed at 35%................ $ 4,128  $(20,642) $(20,753)
      State taxes, net of federal effect...........   1,192    (3,622)   (1,297)
      Nontaxable dividend income...................  (1,453)   (2,172)   (2,416)
      Valuation allowance..........................     --        --     18,834
      Other items, net.............................     113     4,562     2,502
                                                    -------  --------  --------
      Income tax provision (benefit)............... $ 3,980  $(21,874) $ (3,130)
                                                    =======  ========  ========

  The following represents the approximate tax effect of each significant temporary difference giving rise to deferred tax liabilities and assets as of December 31, 1995 and 1996.

                                                                1995     1996
                                                              -------- --------
      Deferred tax liabilities:
        Property, plant and equipment........................ $ 79,373 $ 85,625
        Turnaround costs.....................................    5,559    4,939
        Inventory............................................   19,204   18,008
        Other................................................    4,852       28
                                                              -------- --------
                                                               108,988  108,600
                                                              -------- --------
      Deferred tax assets:
        Alternative minimum tax credit.......................   19,376   17,514
        Trademarks...........................................    4,491    4,376
        Environmental and other future costs.................   22,958   18,992
        Tax loss carryforwards...............................   52,359   80,606
        Other................................................    2,127    5,946
                                                              -------- --------
                                                               101,311  127,434
                                                              -------- --------
      Valuation allowance....................................      --   (18,834)
                                                              -------- --------
      Net deferred tax liability............................. $  7,677 $    --
                                                              ======== ========

  As of December 31, 1996, the Company has made payments of $17.5 million under the Federal alternative minimum tax system which are available to reduce future regular income tax payments. As of December 31, 1996, the Company had a Federal net operating loss carryforward of $216.3 million and Federal tax credit carryforwards in the amount of $1.5 million. Such operating loss and tax credit carryforwards have carryover periods of 15 years and are available to reduce future tax liabilities through the years ending December 31, 2011 and 2010, respectively.

  The Company recorded a valuation allowance of $18.8 million at December 31, 1996 (1995-None). In calculating the increase in the valuation allowance, the Company assumed as future taxable income only future reversals of existing taxable temporary differences.

  During 1996 the Company made a Federal tax payment of $2.7 million in settlement of an Internal Revenue Service examination for tax years ended December 31, 1991 and December 31, 1992 and made net cash state tax payments of $0.7 million. (1995--net cash tax payments of $0.6 million; 1994--net cash tax refunds of $2.9 million).

                       CLARK USA, INC. AND SUBSIDIARIES

  Section 382 of the Internal Revenue Code restricts the utilization of net operating losses upon the occurrence of an ownership change, as defined. An ownership change that restricts future operating loss utilization occurred during 1995, but based upon and to the extent of future taxable income from reversals of existing taxable temporary differences management believes such limitation will not restrict the Company's ability to significantly utilize the net operating losses over the 15 year carryforward period.

13. ACQUISITION OF PORT ARTHUR REFINERY

  On February 27, 1995, Clark purchased Chevron U.S.A. Inc.'s ("Chevron") Port Arthur, Texas refinery, acquiring the refinery assets and certain related terminals, pipelines, and other assets for a purchase price of approximately $70 million (excluding acquired hydrocarbon and non-hydrocarbon inventories of $121.7 million and assumed liabilities of $19.4 million) plus related acquisition costs of $14.9 million and accrued liabilities of $5.7 million. The total assumed and accrued liabilities of $25.1 million were considered non-cash activity for purposes of the Statement of Cash Flows. The total cost of the acquisition was accounted for using the purchase method of accounting with $110.0 million allocated to the refinery long-term assets and $121.7 million charged to current assets for hydrocarbon and non-hydrocarbon inventories.

  The purchase agreement also provides for contingent payments to Chevron of up to $125 million over a five year period from the closing date of the acquisition in the event refining industry margin indicators exceed certain escalating levels. These contingent payments are calculated annually and the appropriate liability, if any, will be recorded at that time. At December 31, 1996 and 1995, Clark had no obligation to Chevron relating to the contingent payment agreement. While Chevron retained primary responsibility for required remediation of most pre-closing environmental contamination, Clark assumed responsibility for environmental contamination beneath and within 25 to 100 feet of the facility's active processing units. Clark accrued $7.5 million as part of the acquisition for the expected cost of remediating pipe trenches and the recovery of free phase hydrocarbons in its responsibility area of the Port Arthur refinery.

  On February 27, 1995, the Company obtained a portion of the funds necessary to finance the Port Arthur acquisition from a subsidiary of its major shareholder, TrizecHahn. The Company sold 9,000,000 shares of Class A Common Stock, 562,500 shares of Class B Common Stock and 562,500 shares of Class C Common stock for an aggregate consideration of $135 million. Subsequently, the TrizecHahn subsidiary sold 8,000,000 shares of Class A Common Stock and 500,000 shares of Class C Common Stock to Tiger Management Corporation for $120 million. The Company subsequently contributed $150 million to Clark for the purchase of the Port Arthur refinery.

14. OCCIDENTAL/GULF TRANSACTIONS

  In late 1995, the Company completed merger agreements and a series of related agreements with subsidiaries of Occidental and Gulf pursuant to which it acquired the right to receive the equivalent of 17.661 million barrels and
3.164 million barrels of crude oil, respectively, over a six year period (the "Oil Transactions"). In connection with the Oil Transactions, the Company issued common stock (considered a non-cash activity for the purposes of the Statement of Cash Flows), valued at approximately $120 million, or $22 per share (5,454,545 shares), and $26.9 million, or $22 per share (1,222,273 shares) to Occidental and Gulf, respectively and paid $100 million in cash to Occidental. In addition, the Company paid upfront fees of $9.4 million and will pay commissions over the future delivery periods of up to approximately $7 million to an affiliate of Gulf.

  On October 4, 1996, Clark sold the Occidental advance crude oil purchase receivable after receiving value for approximately 1.5 million barrels during 1996. The advance crude oil purchase receivable was sold for net

                       CLARK USA, INC. AND SUBSIDIARIES
cash proceeds of $235.4 million. The effect of the sale increased net Stockholders' Equity by approximately $110.6 million. The Company realized a gain on the sale of $10.9 million. For the year ended December 31, 1996, the Company recorded finance income of $31.8 million, inclusive of the gain on sale, which was reflected in "Interest and financing costs, net". The advance crude oil purchase receivable from Gulf continues to be held by the Company. However, Gulf has not made their required deliveries since July, 1996 and the Company has not recorded any finance income subsequent to their last delivery.

  The Company entered into certain futures contracts as hedges of the oil price risk associated with the advance crude oil purchase receivables. Gains or losses on these contracts were recognized in earnings as a component of financing income as realized. Unrealized gains or losses were carried as an adjustment of the carrying amount of the advance crude oil purchase receivables. As of December 31, 1995, approximately 7.4 million barrels of the advance crude oil purchase receivables were hedged for the period from 1996 to 1998 at prices ranging from $16.95 per barrel to $18.00 per barrel. All open contracts were sold as part of the Occidental advance crude oil purchase receivable sale in October, 1996.

15. STOCK OPTION PLANS

  The Company has adopted a compensatory Long-Term Performance Plan (the "Performance Plan"). Under the Performance Plan, designated employees, including executive officers, of the Company and its subsidiaries and other related entities are eligible to receive awards in the form of stock options, stock appreciation rights and stock grants. An aggregate of 1,250,000 shares of Clark USA Inc., Common Stock may be awarded under the Performance Plan, either from authorized, unissued shares which have been reserved for such purpose or from shares purchased on the open market, subject to adjustment in the event of a stock split, stock dividend, recapitalization or similar change in the outstanding Common Stock of the Company. The options normally extend for 10 years and become exercisable within 3 years of the grant date. Additionally, under this plan the stock options granted may not be sold or otherwise transferred, and are not exercisable until after a public offering of stock is completed by the Company or change of control (as defined in the Plan). Stock granted under this plan is priced at the fair market value at the date of grant.

  During 1996 no additional shares were granted under this Plan. In 1995, 549,000 shares were granted under this Plan and priced at the fair market value at the date of grant. As of December 31, 1996, 549,000 stock options were outstanding (1995--549,000) at an exercise price of $15 per share.

16. CONTINGENCIES

  Clark and the Company are subject to various legal proceedings related to governmental regulations and other actions arising out of the normal course of business, including legal proceedings related to environmental matters. Among those actions and proceedings are the following:

  The Equal Employment Opportunity Commission ("EEOC") has alleged that Clark had engaged in age discrimination in violation of the Age Discrimination in Employment Act. The Action involves 38 former managers it believes have been affected by an alleged pattern and practice. The relief sought by the EEOC includes reinstatement or reassignment of the individuals allegedly affected, payment of back wages and benefits, an injunction prohibiting employment practices which discriminate on the basis of age, and institution of practices to eradicate the effects of any past discriminatory practices.

  A Petition entitled Anderson, et al vs. Chevron and Clark, was filed in Jefferson County, Texas by forty individual plaintiffs who were Chevron employees who did not receive offers of employment by Clark at the

                       CLARK USA, INC. AND SUBSIDIARIES
time of purchase of the Port Arthur Refinery. Chevron and the outplacement service retained by Chevron are also named as defendants. Subsequent to the filing of the lawsuit, the plaintiffs have each filed individual charges with the EEOC and the Texas Commission of Human Rights.

  Clark is the subject of a purported class action lawsuit related to an on-site electrical malfunction at Clark's Blue Island refinery on October 7, 1994, which resulted in the release to the atmosphere of used catalyst containing low levels of heavy metals, including antimony, nickel and vanadium. This release resulted in the temporary evacuation of certain areas near the refinery, including a high school, and approximately fifty people were taken to area hospitals. Clark offered to reimburse the medical expenses incurred by persons receiving treatment. The purported class action lawsuit was filed on behalf of various named individuals and purported plaintiff classes, including residents of Blue Island, Illinois and Eisenhower High School students, alleging claims based on common law nuisance, negligence, willful and wanton negligence and the Illinois Family Expense Act as a result of this incident. Plaintiffs seek to recover damages in an unspecified amount for alleged medical expenses, diminished property values, pain and suffering and other damages. Plaintiffs also seek punitive damages in an unspecified amount.

  While it is not possible at this time to establish the ultimate amount of liability with respect to the Company's contingent liabilities, Clark and the Company are of the opinion that the aggregate amount of any such liabilities, for which provision has not been made, will not have a material adverse effect on their financial position, however, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Clark USA, Inc.:

  Our report on the financial statements of Clark USA, Inc., and Subsidiaries is included on page number 49 in this Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the financial statement schedule as of December 31, 1995 and 1996 and for the years ended December 31, 1994, 1995 and 1996 listed in Part IV, Item 14(a)(2) of this Form 10-K.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          Coopers & Lybrand L. L. P.

St. Louis, Missouri
February 4, 1997

                                CLARK USA, INC.

              SCHEDULE I--CONDENSED INFORMATION OF THE REGISTRANT
                        NON-CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                                                    DECEMBER 31,
                                                                  ------------------
                                                                    1995      1996
                                                                  --------  --------
                             ASSETS
                             ------
Current Assets:
  Cash and cash equivalents...................................... $ 43,162  $ 18,272
  Accounts receivable............................................      106       151
  Income taxes receivable........................................      397     3,339
  Prepaid expenses and other.....................................      --        --
  Receivables from affiliates....................................    8,656    10,215
  Advance crude oil purchase receivable..........................    6,565       --
                                                                  --------  --------
    Total current assets.........................................   58,886    31,977
Investments in affiliated companies..............................  305,236   536,718
Advance crude oil purchase receivable............................   99,345       --
Deferred income taxes............................................   15,362       989
Other............................................................   21,931    15,414
                                                                  --------  --------
                                                                  $500,760  $585,098
                                                                  ========  ========
              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
Current liabilities:
  Accrued expenses and other..................................... $  1,859  $  1,875
  Payables to affiliates.........................................      105       650
                                                                  --------  --------
      Total current liabilities..................................    1,964     2,525
Long-term debt...................................................  344,589   363,756
Other Long-term liabilities......................................      --      4,367
Stockholders' equity:
  Common stock
    Common, $.01 par value, 19,051,818 issued....................      190       190
    Class A Common, $.01 par value, 10,162,509 issued............       90       102
    Class B Common, convertible, $.01 par value..................        6       --
    Class C Common, convertible, $.01 par value..................        6       --
  Paid-in capital................................................  300,057   296,094
  Advance crude oil purchase receivable from stockholders........ (146,890)  (26,520)
  Retained earnings..............................................      748   (55,416)
                                                                  --------  --------
      Total stockholders' equity.................................  154,207   214,450
                                                                  --------  --------
                                                                  $500,760  $585,098
                                                                  ========  ========


         See accompanying note to non-consolidated financial statements

                                CLARK USA, INC.

              SCHEDULE I--CONDENSED INFORMATION OF THE REGISTRANT
                    NON-CONSOLIDATED STATEMENTS OF EARNINGS

                             (DOLLARS IN THOUSANDS)

                                                        FOR THE YEAR ENDED
                                                           DECEMBER 31,
                                                     --------------------------
                                                      1994     1995      1996
                                                     ------- --------  --------
Revenues:
  Equity in net earnings (loss) of affiliates....... $19,022 $(24,443) $(37,117)
Expenses:
  General and administrative expenses...............       6       72       333
  Interest and financing costs, net.................  17,239   19,404     8,843
                                                     ------- --------  --------
Earnings (loss) before provision for taxes..........   1,777  (43,919)  (46,293)
  Income tax (provision) benefit....................   6,036    6,816    (9,871)
                                                     ------- --------  --------
Net earnings (loss)................................. $ 7,813 $(37,103) $(56,164)
                                                     ======= ========  ========




         See accompanying note to non-consolidated financial statements

                                CLARK USA, INC.

              SCHEDULE I--CONDENSED INFORMATION OF THE REGISTRANT
                   NON-CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                       FOR THE YEAR ENDED
                                                          DECEMBER 31,
                                                    ---------------------------
                                                     1994      1995      1996
                                                    -------  --------  --------
Cash flows from operating activities:
  Net earnings (loss).............................  $ 7,813  $(37,103) $(56,164)
  Non-cash items:
    Equity in net (earnings) loss of affiliates...  (19,022)   24,443    37,117
    Amortization..................................   16,144    18,281    22,790
    Deferred income taxes.........................   (6,037)   (6,816)   14,372
    Sale of advanced crude oil purchase
     receivable...................................      --        --    (10,869)
  Cash provided by (reinvested in) working capital
    Accounts receivable, prepaid expenses and
     other........................................      291     1,465       (45)
    Receivables from and payables to affiliates...   (1,301)   (2,943)   (1,076)
    Accounts payable, accrued liabilities and
     other........................................      (66)    1,683        16
    Income taxes payable..........................    3,641       561    (2,881)
                                                    -------  --------  --------
      Net cash provided by (used in) operating
       activities.................................    1,463      (429)    3,260
                                                    -------  --------  --------
Cash flows from investing activities:
  Contribution to subsidiary......................      --   (165,610)  (33,600)
  Dividend from subsidiary........................      --      4,515       --
  Advance crude oil purchase receivable...........      --   (105,910)    6,516
                                                    -------  --------  --------
      Net cash used in investing activities.......      --   (267,005)  (27,084)
                                                    -------  --------  --------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt........      --    175,000       --
  Deferred financing costs........................   (1,100)  (19,112)   (1,066)
  Proceeds from sale of stock.....................      --    135,500       --
  Stock issuance costs............................      --     (1,541)      --
                                                    -------  --------  --------
      Net cash provided by (used in) investing
       activities.................................   (1,100)  289,847    (1,066)
                                                    -------  --------  --------
Increase (decrease) in cash, cash equivalents and
 short-term investments...........................      363    22,413   (24,890)
Cash, cash equivalents and short-term investments,
 beginning of period..............................   20,386    20,749    43,162
                                                    -------  --------  --------
Cash, cash equivalents and short-term investments,
 end of period....................................  $20,749  $ 43,162  $ 18,272
                                                    =======  ========  ========


         See accompanying note to non-consolidated financial statements

              SCHEDULE I--CONDENSED INFORMATION OF THE REGISTRANT
                 NOTE TO NON-CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

1. BASIS OF PRESENTATION

  These unaudited non-consolidated financial statements have been prepared in accordance with generally accepted accounting principles, except that they are prepared on a non-consolidated basis for the purpose of complying with Article 12 of regulation S-X. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. Clark USA's non-consolidated operations include 100% equity interest in Clark Refining & Marketing, Inc. and Clark Pipe Line Company.

  For further information, refer to the consolidated financial statements, including the notes thereto, included in this Form 10-K.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Clark USA, Inc.

                                                  /s/ Paul D. Melnuk
                                          By: _________________________________
                                                      Paul D. Melnuk
                                               President and Chief Executive
                                                          Officer

March 20, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED.

                 SIGNATURE                                     TITLE
                 ---------                                     -----


            /s/ Peter Munk                  Director and Chairman of the Board
___________________________________________
                Peter Munk

          /s/ Paul D. Melnuk                Director, Chief Executive Officer and
___________________________________________   President
              Paul D. Melnuk

      /s/ C. William D. Birchall            Director
___________________________________________
          C. William D. Birchall

         /s/ Stephen I. Chazen              Director
___________________________________________
             Stephen I. Chazen

         /s/ James J. Murchie               Director
___________________________________________
             James J. Murchie

        /s/ Gregory C. Wilkins              Director
___________________________________________
            Gregory C. Wilkins

          /s/ Maura J. Clark                Executive Vice President, Corporate
___________________________________________   Development and Chief Financial Officer
              Maura J. Clark                  (Principal Financial Officer)

        /s/ Dennis R. Eichholz              Controller and Treasurer (Principal
___________________________________________   Accounting Officer)
            Dennis R. Eichholz

March 20, 1997