Form 10-Q
period 1997-03-31
CLARK USA INC /DE/
filed 1997-05-15
CIK 898444

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-Q



X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1997

                                   OR


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
           For the transition period from  ______ to ________

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

	Number of shares of registrant's common stock, $.01 par value, outstanding as of May 9, 1997:

               Class                   Shares Outstanding
        Common Stock                      19,051,818
        Class A Common Stock              10,162,509

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Clark USA, Inc.


We have reviewed the accompanying consolidated balance sheet of Clark USA, Inc. and its subsidiaries as of March 31, 1997, and the related consolidated statements of earnings and of cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying 1997 consolidated financial statements for them to be in conformity with generally accepted accounting principles.

The consolidated financial statements of the Company for the three months ended March 31, 1996 were reviewed by other accountants whose report dated April 30, 1996 expressed that they were not aware of any material modifications that should be made to those financial statements in order for them to be in conformity with generally accepted accounting principles.

The consolidated balance sheet of the Company at December 31, 1996 and the related consolidated statements of earnings, cash flows and stockholders' equity for the year then ended (not presented herein) were audited by other independent accountants whose report dated February 4, 1997 expressed an unqualified opinion on those statements.



                                Price Waterhouse LLP




May 6, 1997

                        CLARK USA, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands except per share data)

                                Reference    December 31,       March 31,
                                  Note          1996              1997
                                _________    ___________        ________
        ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                 $   339,963      $  212,248
   Short-term investments           2             14,881          14,793
   Accounts receivable                           171,714         137,338
   Inventories                      3            277,095         339,826
   Prepaid expenses and other                     17,353          20,238
                                              ----------      ----------
          Total current assets                   821,006         724,443

PROPERTY, PLANT AND EQUIPMENT                    557,256         574,951
OTHER ASSETS                        4             54,541          76,363
                                              ----------      ----------
                                              $1,432,803      $1,375,757
                                              ==========      ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                            $  294,736      $  279,595
   Accrued expenses and other       5             49,691          47,816
   Accrued taxes other than income                46,485          49,162
                                              ----------      ----------
          Total current liabilities              390,912         376,573

LONG-TERM DEBT                                   781,362         785,702
OTHER LONG-TERM LIABILITIES                       46,141          46,455
CONTINGENCIES                       6                 --              --

STOCKHOLDERS' EQUITY:
   Common stock
      Common, $.01 par value, 19,051,818 issued      190             190
      Class A Common, $.01 par value, 10,162,509
         issued                                      102             102
   Paid-in capital                               296,094         296,094
   Advance crude oil purchase receivable
        from stockholders                        (26,520)        (26,520)
   Retained earnings (deficit)      2            (55,478)       (102,839)
                                              -----------     -----------
           Total stockholders' equity            214,388         167,027
                                              -----------     -----------
                                              $1,432,803      $1,375,757
                                              ===========     ===========


      The accompanying notes are an integral part of these statements.

                        CLARK USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                            (Dollars in thousands)


                                                    For the three months
                                    Reference          ended March 31,
                                      Note          1996             1997
                                    ---------    ----------     -----------
NET SALES AND OPERATING REVENUES                 $1,140,238     $   999,155

EXPENSES:
  Cost of sales                                  (1,024,554)       (892,878)
  Operating expenses                               (100,650)       (107,625)
  General and administrative expenses               (14,086)        (14,968)
  Depreciation                                       (9,053)         (9,570)
  Amortization                    4                  (3,613)         (2,912)
                                                 -----------     -----------
                                                 (1,151,956)     (1,027,953)
                                                 -----------     -----------
OPERATING LOSS                                      (11,718)        (28,798)

  Interest and financing
  costs, net                   2, 4, 5              (12,718)        (18,563)
                                                 -----------     -----------

LOSS BEFORE INCOME TAXES                            (24,436)        (47,361)

        Income tax benefit                            9,196              --
                                                 -----------     -----------
NET LOSS                                         $  (15,240)    $   (47,361)
                                                 ===========    ============

      The accompanying notes are an integral part of these statements.

                        CLARK USA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                        For the three months
                                                           ended March 31,
                                                         1996          1997
                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $   (15,240) $   (47,361)
  Adjustments:
       Depreciation                                        9,053        9,570
       Amortization                                        6,289        5,605
       Accretion of Zero Coupon Notes                      4,561        5,122
       Share of earnings of affiliates, net of dividends     333           52
       Deferred income taxes                              (9,380)          --
       Other, net                                         (1,484)         325

  Cash provided by (reinvested in) working capital -
       Accounts receivable, prepaid expenses and other   (12,391)      33,201
       Inventories                                       (20,987)     (62,731)
       Accounts payable, accrued expenses, taxes other
              than income and other                       45,363      (13,917)
                                                     -----------  ------------
                   Net cash provided by (used in)
                   operating activities                    6,117      (70,134)
                                                     -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                         14           88
  Sales of short-term investments                          4,000           --
  Expenditures for property, plant and equipment          (7,403)     (30,927)
  Expenditures for turnaround                             (3,574)     (27,412)
  Proceeds from disposals of property, plant and equipment 3,621        1,527
  Advance crude oil purchase receivable                     (167)          --
                                                     -----------  ------------
           Net cash used in investing activities          (3,509)     (56,724)
                                                     -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt payments                                 (1,347)        (782)
  Deferred financing costs                                  (362)         (75)
                                                     -----------  ------------
           Net cash used in financing activities          (1,709)        (857)
                                                     -----------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         899     (127,715)
CASH AND CASH EQUIVALENTS, beginning of period           103,729      339,963
                                                     -----------  ------------
CASH AND CASH EQUIVALENTS, end of period             $   104,628  $   212,248
                                                     ===========  ============


           The accompanying notes are an integral part of these statements.

FORM 10-Q - PART I
ITEM 1 Financial Statements (continued)

Clark USA, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 1997
(tabular dollar amounts in thousands of US dollars)

1.	Basis of Preparation

	The unaudited consolidated balance sheet of Clark USA, Inc. and Subsidiaries (the "Company") as of March 31, 1997, and the related consolidated statements of earnings and cash flows for the three month periods ended March 31, 1996 and 1997, have been reviewed by independent accountants. Clark Refining & Marketing, Inc. ("Clark"), a subsidiary of the Company, makes up the majority of the consolidated financial information. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. The results of this interim period are not necessarily indicative of results for the entire year.

	Certain reclassifications have been made to the operating and general administrative expenses in the 1996 financial statements to conform to current year presentation.

	The financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996.

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

	Short-term investments consisted of the following:

                       December 31, 1996                       March 31, 1997
                --------------------------------  ------------------------------
    Major       Amortized Unrealized   Aggregate  Amortized Unrealized Aggregate
Security Type    Cost    Gain/(Loss)  Fair Value   Cost    Gain/(Loss)Fair Value
------------- --------- -----------  ---------- --------- ----------- ----------
U.S. Debt
Securities    $ 14,981   $ (100)      $ 14,881  $ 14,893    $ (100)   $ 14,793

	The net unrealized position at March 31, 1997, included gains of $0.0 million and losses of $0.1 million (1996 -- gains of $0.0 million and losses of $0.1 million).

	The contractual maturities of the short-term investments at March 31, 1997, were:

                                                Amortized       Aggregate
                                                  Cost          Fair Value
                                                ---------       ----------
  Due in one year or less                       $ 3,013         $ 2,996
  Due after one year through five years          11,880          11,797
                                                -------         -------
                                                $14,893         $14,793
                                                =======         =======

        Although some of the contractual maturities of these short-term investments are over one year, management's intent is to use the funds for current operations and not hold the investments to maturity.

	For the three month period ended March 31, 1997, there were no sales of Available-for-Sale securities. For the same period in 1996, proceeds from the sale of Available-for-Sale securities were $4.0 million with no realized gains or losses recorded for the period. Realized gains and losses are presented in "Interest and financing costs, net" and are computed using the specific identification method.

	For the three month period ended March 31, 1997, there was no change in the net unrealized holding gains or losses on Available-for-Sale securities. For the same period in 1996, the change in the net unrealized holding gains or losses on Available-for-Sale securities was a loss of $0.2 million ($0.1 million after taxes).

3.	Inventories

	The carrying value of inventories consisted of the following:

                                        December 31,    March 31,
                                           1996            1997
                                        ------------    ---------
        Crude oil                        $105,786       $106,535
        Refined and blendstocks           136,747        192,788
        Convenience products               17,643         25,459
        Warehouse stock and other          16,919         15,044
                                         --------       --------
                                         $277,095       $339,826
                                         ========       ========

	The market value of the crude oil and refined product inventories at March 31, 1997, was approximately $21.0 million above the carrying value (December 31, 1996 - $81.7 million).


4.	Other Assets

	Amortization of deferred financing costs for the three month period ended March 31, 1997, was $2.7 million (1996 - $2.5 million), and is included in " Interest and financing costs, net ".

	Amortization of refinery maintenance turnaround costs for the three month period ended March 31, 1997, was $2.9 million (1996 - $3.6 million).

5.	Interest Expense and Finance Income, Net

	Interest and financing costs, net, consisted of the following:

                                                        For the three months
                                                           ended March 31,
                                                         1996          1997
                                                     -----------   -----------

        Interest expense                              $20,056        $20,522
        Financing costs                                 2,506          2,673
        Interest and finance income                    (9,616)        (4,210)
                                                      --------       --------
                                                       12,946         18,985
        Capitalized interest                             (228)          (422)
                                                      --------       --------
          Interest and financing costs, net           $12,718        $18,563
                                                      ========       ========

	Accrued interest payable at March 31, 1997, of $14.9 million (December 31, 1996 - $8.4 million) is included in "Accrued expenses and other".

6.	Contingencies

        On May 5, 1997 a Complaint, entitled AOC Limited Partnership ("AOC L.P.") et al., vs. TrizecHahn Corporation, et al., Case No. 97 CH 05543 naming the Company as a defendant was filed in the Circuit Court of Cook County. The Complaint seeks $21 million, plus continuing interest, related to the sale of equity by the Company to finance the Port Arthur Refinery acquisition. The sale of such equity triggered a calculation of a potential contingent payment to AOC L.P. (the "AOC L.P. Contingent Payment"), pursuant to the agreement related to the December 1992 purchase of their minority interest. Based upon such calculation, the Company believes no payment is required. The Complaint disputes the method of calculation. The AOC L.P. Contingent Payment is an amount which shall not exceed in the aggregate $33.9 million and is payable 89% by the Company and 11% by TrizecHahn. TrizecHahn has indemnified the Company for any AOC L.P. Contingent Payment in excess of $7 million. At this time no estimate can be made as to the Company's potential liability, if any, with respect to this matter.

	Clark and the Company are subject to various other legal proceedings related to governmental regulations and other actions arising out of the normal course of business, including legal proceedings related to environmental matters. While it is not possible at this time to establish the ultimate amount of liability with respect to such contingent liabilities, Clark and the Company are of the opinion that the aggregate amount of any such liabilities, for which provision has not been made, will not have a material adverse effect on their financial position, however, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

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


Results of Operations

Financial Highlights

	The following tables reflect the Company's financial and operating highlights for the three month periods ended March 31, 1996 and 1997.
All dollars listed are in millions. The tables provide supplementary and pro forma data and are not intended to represent an income statement presented in accordance with generally accepted accounting principles.


                                                        For the three months
                                                           ended March 31,
                                                         1996          1997
                                                     -----------   -----------

Financial Results:

Net sales and operating revenues                      $1,140.2       $999.2
Cost of sales                                          1,024.5        892.9
Operating expenses                                       100.7        107.6
General and administrative expenses                       14.0         15.0
Depreciation and amortization                             12.7         12.5
Interest and financing costs                              22.3         22.8
Interest and finance income                                9.6          4.2
                                                     -----------   ---------
Loss before income taxes                                 (24.4)       (47.4)
Income tax benefit                                         9.2           --
                                                     -----------   ---------
Net loss                                              $  (15.2)      $(47.4)
                                                      ==========   =========

Operating Income:

Pro forma contribution to operating income (a)        $  (14.1)      $ 30.4
Retail contribution to operating income                    9.1          4.2
Corporate general and administrative expenses              3.3     	3.9
                                                      ---------    --------
                                                          (8.3)        30.7
Depreciation and amortization                             12.7         12.5
Special items (a)                                          9.3        (47.0)
                                                      ---------    --------
Operating income (loss)                                $ (11.7)     $ (28.8)
                                                      ==========   =========

(a) Special items are described in detail below.

	The Company reported a net loss of $47.4 million for the first quarter of 1997 as compared to a net loss of $15.2 million in the same period of 1996. Excluding the effect of special items discussed below, first quarter operating contribution would have increased $39.0 million to $30.7 million in 1997 versus a loss of $8.3 million in 1996. Special items reduced pre-tax earnings on a pro forma basis by $47.0 million in 1997 as compared to a pre-tax gain of $9.3 million in the first quarter of 1996. Unlike 1996, The Company did not record a tax provision benefit on its 1997 pretax loss due to its current tax loss carry forward position.

        Special items associated with the estimated impact of a fall in crude oil prices on feedstock costs and the Company's estimate of the hypothetical cost of lost production associated with a major maintenance turnaround reduced first quarter pre-tax earnings by $47.0 million on a pro forma basis in 1997. A decrease in crude oil prices of approximately $5.50 per barrel in the quarter had a negative impact on the Company's pretax earnings of approximately $30.7 million, resulting from the fact that feedstock acquisition costs are fixed on average two to three weeks prior to the manufacture and sale of the finished products. The Company has not historically hedged this price risk because of the unrecoverable cost of entering into appropriate hedge-related derivatives, especially in a backwardated market. In 1996, this policy resulted in gains of $9.3 million in the first quarter because crude oil prices increased almost $2 per barrel in that period. The Company successfully completed an extensive planned maintenance turnaround on most units at its Port Arthur refinery in the first quarter of 1997. The opportunity cost of lost production from essentially the entire refinery being out of service for one month was $16.3 million on a pro forma basis.

	Net sales and operating revenues decreased approximately 12% in the first quarter of 1997 as compared to the prior year. This decrease was principally the result of the above mentioned crude oil price decline and the major maintenance turnaround at the Port Arthur refinery, which reduced the Company's production and sales of refined products.


Refining

Refining Division Operating Statistics:
(dollars in millions, except per barrel data)


                                                        For the three months
                                                           ended March 31,
                                                         1996          1997
                                                     -----------   -----------
Port Arthur Refinery
Crude oil throughput (m bbls/day)                       199.0         166.5
Production (m bbls/day)                                 203.7         166.1

Pro forma gross margin ($/barrel of production) (a)   $  2.00       $  3.91
Operating expenses                                       38.7          43.1

Net margin including turnaround impact                $  (1.6)      $  15.4
Estimated turnaround impact (b)                            --           16.3
Pro forma net margin (b)                              $  (1.6)      $  31.7

Blue Island, Hartford and other refining
Crude oil throughput (m bbls/day)                       125.5         133.4
Production (m bbls/day)                                 132.3         136.7

Pro forma gross margin ($/barrel of production) (a)   $  2.00       $  2.88
Operating expenses                                       31.5          32.0

Pro forma net margin                                  $  (7.4)      $   3.4

Clark Pipe Line net margin                                0.5           0.6
Divisional G & A expenses                                 5.6           5.3
Pro forma contribution to earnings (b)                $ (14.1)      $  30.4

(a) Excludes the impact of the change in crude oil prices on feedstock costs. Actual gross margin per barrel was as follows:
        Port Arthur, 1996 - $2.39; 1997 - $2.53. Blue Island, Hartford and refining, 1996 - $2.17; 1997 - $2.06.

(b) Hypothetical cost of lost production at foregone margins during the period of the turnaround shutdown.


	On a pro forma basis, the refining division contributed $30.4 million to operating income in the first quarter of 1997 (1996 - loss of $14.1 million). Excluding special items in both periods, pro forma refining contribution in the quarter increased $44.5 million versus 1996. Actual first quarter contribution was a loss of $16.6 million in 1997 versus a loss of $4.8 million in 1996. Midwest refining results improved despite a 5% decline in Midwest refining margin indicators. This was principally due to improved yields and throughput and better crude oil quality differentials. Crude oil quality differential indicators for sour crude oil improved from $0.81 per barrel to $2.19 per barrel and the benefit for heavy sour crude oil improved from $4.33 per barrel to $6.35 per barrel from the first quarter of 1996 to the first quarter of 1997. The Company believes these crude oil quality differential indicators improved primarily due to increased availability of light and heavy sour crude oil, higher levels of industry refinery maintenance turnarounds and milder winter weather in the first quarter of 1997. Results for the Port Arthur refinery were also buoyed by the strong crude oil quality differentials, a 17% improvement in Gulf Coast refining margin indicators and outstanding operating performance following the turnaround.

	Port Arthur crude oil throughput and production in the first quarter of 1997 was reduced due to the planned maintenance turnaround. First quarter Midwest refining crude oil throughput and production increased over the prior year due to lower levels of routine maintenance in 1997. Operating expenses were flat year over year in Midwest refining. First quarter Port Arthur refinery operating expenses were $4.4 million higher than the previous year principally because of higher natural gas prices in January of 1997. Natural gas is consumed as a fuel in the refining process. Natural gas prices decreased in February and March of this year.


Retail

Retail Division Operating Statistics:
(dollars in millions, except per gallon and per store data)


                                                        For the three months
                                                           ended March 31,
                                                         1996          1997
                                                     -----------   -----------

Gasoline volume (mm gals.)                              236.5         238.1
Gasoline gross margin (cents/gal)                        11.9          10.8
Gasoline gross margin                                 $  28.2       $  25.8

Convenience product sales                             $  58.5       $  60.3
Convenience product margin and other income              14.5          16.4

Gain on asset sales                                   $   1.8       $    --
Operating expenses                                       30.3          32.3
Divisional G & A expenses                                 5.1           5.7
Contribution to operating income                      $   9.1       $   4.2

Per Month Per Store
Company operated stores (average)                         826           814
Gasoline volume (m gals.)                                95.4          98.2
Convenience product sales (m)                         $  23.6       $  24.7
Convenience product gross margin (m)                  $   5.8       $   6.7

	First quarter retail contribution to operating income of $4.2 million was below the 1996 contribution ($9.1 million) because of a $1.8 million gain on the sale of stores in the prior year and weaker retail fuel margins in 1997. Certain store operating measures did show improvement in 1997, including a 15% improvement in convenience product margins per store on nearly 5% higher sales. Fuel volume on both an absolute and per store basis was also improved over 1996, despite a lower store count. Fuel margins improved over one cent per gallon from a weak second half of 1996 trend, but were still one cent per gallon below year ago levels. Retail margins have historically benefited when wholesale prices fall, but the benefit of a first quarter crude oil price decline was not fully realized because of a highly competitive retail market. Operating expenses increased principally because of lease expenses and operating costs for larger stores acquired in the last year. General and administrative expenses increased primarily due to higher labor costs.

Other Financial Highlights

	Interest and financing costs, net for the first quarter of 1997 increased over the comparable period of 1996 due principally to the absence in 1997 of an advance crude oil purchase receivable that was sold in late 1996. This receivable provided $7.1 million of finance income in the first quarter of 1996.


Liquidity and Capital Resources

	Net cash used in operating activities, excluding working capital changes, for the first quarter of 1997 was $26.7 million compared to $5.9 million in the year-earlier period. Working capital at March 31, 1997 was $347.9 million, a 1.92 to 1 current ratio, versus $430.1 million at December 31, 1996, a 2.10 to 1 current ratio. Working capital at March 31, 1997 decreased from the end of the year because of the first quarter loss, a retail store acquisition that was financed with cash and the capital cost and related temporary working capital impact of the Port Arthur refinery turnaround.

	In general, the Company's short-term working capital requirements fluctuate with the price and payment terms of crude oil and refined petroleum products. Clark has in place a $400 million committed revolving line of credit expiring December 31, 1997 for the issuance of letters of credit primarily to support purchases of crude oil, other feedstocks and refined products. The amount available under the borrowing base associated with such facility at March 31, 1997 was $400 million and approximately $328 million of the facility was utilized for letters of credit. There were no direct borrowings under Clark's line of credit at March 31, 1997.

	Cash flows used in investing activities in the first quarter of 1997, excluding short-term investment activities which management treats similar to cash and cash equivalents, was $56.8 million as compared to $7.5 million in the year-earlier period. The higher investing activities in 1997 resulted principally from the Port Arthur refinery turnaround ($27.4 million) and the acquisition of 48 retail stores in Michigan ($18.6 million). Refinery capital expenditures totaled $9.0 million in the first three months of 1997 (1996 - $3.9 million), most of which related to discretionary and non-discretionary projects undertaken in conjunction with the Port Arthur refinery turnaround. Retail capital expenditures for the first three months of 1997, excluding the Michigan acquisition, totaled $3.3 million (1996 - $3.4 million) and was principally for underground storage tank-related work.

	Funds generated from operating activities together with the Company's existing cash, cash equivalents and short-term investments are expected to be adequate to fund requirements for working capital and capital expenditure programs for the next year. Future working capital, discretionary or non-discretionary capital expenditures, or acquisitions may require additional debt or equity financing.

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

        On May 5, 1997 a Complaint, entitled AOC Limited Partnership ("AOC L.P.") et al., vs. TrizecHahn Corporation, et al., Case No. 97 CH 05543 naming the Company as a defendant was filed in the Circuit Court of Cook County. The Complaint seeks $21 million, plus continuing interest, related to the sale of equity by the Company to finance the Port Arthur Refinery acquisition. The sale of such equity triggered a calculation of a potential contingent payment to AOC L.P. (the "AOC L.P. Contingent Payment"), pursuant to the agreement related to the December 1992 purchase of their minority interest. Based upon such calculation, the Company believes no payment is required. The Complaint disputes the method of calculation. The AOC L.P. Contingent Payment is an amount which shall not exceed in the aggregate $33.9 million and is payable 89% by the Company and 11% by TrizecHahn. TrizecHahn has indemnified the Company for any AOC L.P. Contingent Payment in excess of $7 million. At this time no estimate can be made as to the Company's potential liability, if any, with respect to this matter.

	In April 1997, the Company was advised of the termination of an investigation by the Office of the United States Attorney concerning a 1994 gasoline spill at the Company's St. Louis, Missouri terminal. In May 1997, the Company received correspondence from the State of Missouri seeking to resolve any dispute arising from the events of January 1994 and seeking the payment of a penalty of less than $200,000.


ITEM 6 - Exhibits and Reports on Form 8-K

	(a)	Exhibits

		Exhibit 27.0 - Financial Data Schedule

	(b)	Reports on Form 8-K

                April 15 and 17, 1997 - Changes in Registrant's Certifying Accountant

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


May 12, 1997