Form 10-Q
period 1997-09-30
CLARK USA INC /DE/
filed 1997-11-14
CIK 898444

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                   FORM 10-Q



X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1997

                                        OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from  __________ to _________

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

	Number of shares of registrant's common stock, $.01 par value, outstanding as of November 7, 1997:

        Class                           Shares Outstanding
        Common Stock                       14,759,782
        Class F Common Stock                6,000,000

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Clark USA, Inc.:


We have reviewed the accompanying consolidated balance sheet of Clark USA, Inc. and its subsidiaries as of September 30, 1997, and the related consolidated statements of earnings for the three and nine months then ended and the statement of cash flows for the nine month period then ended. These financial statements are the responsibility of the Company's management.

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

The consolidated financial statements of the Company for the three and nine months ended September 30, 1996 were reviewed by other accountants whose report dated October 29, 1996 expressed that they were not aware of any material modifications that should be made to those financial statements in order for them to be in conformity with generally accepted accounting principles.

The consolidated balance sheet of the Company at December 31, 1996 and the related consolidated statements of earnings, cash flows and stockholders' equity for the year then ended (not presented herein) were audited by other independent accountants whose report dated February 4, 1997 expressed an unqualified opinion on those statements.



                                                Price Waterhouse LLP



St. Louis, Missouri
October 17, 1997, except
for Note 8 which is as of
November 3, 1997

                        CLARK USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
            (Unaudited, dollars in thousands except per share data)

                              Reference    December 31,    September 30,
                                Note          1996            1997
                              --------    ------------    -------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents               $  339,963      $  282,967
   Short-term investments                      14,881          14,818
   Accounts receivable                        171,714         108,285
   Inventories                    2           277,095         335,248
   Prepaid expenses and other                  17,353          18,107
                                            ----------     ----------
          Total current assets                821,006         759,425

PROPERTY, PLANT AND EQUIPMENT                 557,256        575,404
OTHER ASSETS                      3            54,541         67,975
                                            ----------     ----------
                                           $1,432,803     $1,402,804
                                           ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                         $  294,736     $  211,250
   Accrued expenses and other    4, 5           49,691         60,103
   Accrued taxes other than income              46,485         45,031
                                            ----------     ----------
          Total current liabilities            390,912        316,384

LONG-TERM DEBT                                 781,362        794,837
OTHER LONG-TERM LIABILITIES                     46,141         47,729
CONTINGENCIES                       6               --             --

STOCKHOLDERS' EQUITY:
   Common stock
      Common, $.01 par value,
        19,051,818 issued           8              190            190
      Class A Common, $.01 par value,
        10,162,509 issued           8              102            102
   Paid-in capital                  8          296,094        296,094
   Advance crude oil purchase
     receivable from stockholders              (26,520)       (26,520)
   Retained earnings (deficit)                 (55,478)       (26,012)
                                            -----------    -----------
           Total stockholders' equity          214,388        243,854
                                            -----------    -----------
                                            $1,432,803     $1,402,804
                                            ==========     ==========


        The accompanying notes are an integral part of these statements.

                        CLARK USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                       (Unaudited, dollars in thousands)

                                                For the three months
                                Reference        ended September 30,
                                   Note          1996         1997
                                ---------       ----------  ---------
NET SALES AND OPERATING REVENUES                $1,249,608  $1,124,079

EXPENSES:
   Cost of sales                                (1,120,496)   (916,088)
   Operating expenses                             (105,180)   (107,959)
   General and administrative expenses             (15,359)    (18,845)
   Depreciation                                     (9,883)    (11,027)
   Amortization                      3              (2,509)     (5,529)
                                                ----------- -----------
                                                (1,253,427) (1,059,448)
                                                ----------- -----------
OPERATING INCOME (LOSS)                             (3,819)     64,631
   Interest and financing costs, net 3, 4          (14,322)    (19,622)
                                                ----------- -----------
EARNINGS (LOSS) BEFORE INCOME TAXES                (18,141)     45,009

Income tax benefit (provision)         5             6,784        (497)
                                                ----------- -----------
NET EARNINGS (LOSS)                             $  (11,357) $   44,512
                                                =========== ===========

        The accompanying notes are an integral part of these statements.

                        CLARK USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                       (Unaudited, dollars in thousands)

                                                For the nine months
                                Reference        ended September 30,
                                   Note          1996          1997
                                ---------      -----------  -----------

NET SALES AND OPERATING REVENUES               $ 3,724,723  $ 3,297,152

EXPENSES:
   Cost of sales                                (3,344,179)  (2,789,395)
   Operating expenses                             (305,571)    (320,095)
   General and administrative expenses             (43,971)     (47,999)
   Depreciation                                    (28,175)     (30,291)
   Amortization                      3              (8,835)     (14,095)
                                                -----------  -----------
                                                (3,730,731)  (3,201,875)
                                                -----------  -----------
                                                    (6,008)      95,277

 Interest and financing costs, net  3, 4           (40,608)     (58,356)
                                                -----------  -----------
EARNINGS (LOSS) BEFORE INCOME TAXES                (46,616)      36,921
   Income tax benefit (provision)     5             17,422       (7,497)

NET EARNINGS (LOSS)                              $ (29,194)   $  29,424
                                                 ==========   ==========

        The accompanying notes are an integral part of these statements.

                        CLARK USA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited, dollars in thousands)

                                                For the nine months
                                                ended September 30,
                                                  1996          1997
                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                           $(29,194)     $ 29,424
  Adjustments:
       Depreciation                               28,175        30,291
       Amortization                               16,600        22,205
       Accretion of Zero Coupon Notes             14,182        15,785
       Share of earnings of affiliates,
        net of dividends                            (139)         (104)
       Deferred income taxes                     (18,366)           --
       Other, net                                   (617)          628

  Cash provided by (reinvested in) working
  capital -
       Accounts receivable, prepaid
          expenses and other                      15,266        60,342
       Inventories                                 5,252       (57,879)
       Accounts payable, accrued expenses, taxes
          other than income and other            (45,736)      (68,492)
                                               ----------    ----------
         Net cash provided by (used in)
           operating activities                  (14,577)       32,200
                                               ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of short-term investments            85           131
       Sales of short-term investments            19,000            --
       Expenditures for property, plant
       and equipment                             (23,368)      (55,704)
       Expenditures for turnaround                (7,174)      (31,230)
       Proceeds from disposals of property,
       plant and equipment                         3,890         3,691
       Advance crude oil purchase receivable       6,887            --
                                               ----------    ----------
         Net cash used in investing activities     (680)       (83,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Long-term debt payments                   (3,253)        (2,310)
       Deferred financing costs                  (1,383)        (3,774)
                                               ----------    ----------
           Net cash used in financing
           activities                            (4,636)        (6,084)
                                               ----------    ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS       (19,893)       (56,996)
CASH AND CASH EQUIVALENTS, beginning of period  103,729        339,963
                                               ----------    ----------
CASH AND CASH EQUIVALENTS, end of period       $ 83,836      $ 282,967
                                               ==========    ==========

        The accompanying notes are an integral part of these statements.

FORM 10-Q - PART I
ITEM 1 Financial Statements (continued)

Clark USA, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 1997
(unaudited, tabular dollar amounts in thousands of US dollars)

1.	Basis of Preparation

        The unaudited consolidated balance sheet of Clark USA, Inc. and Subsidiaries (the "Company") as of September 30, 1997, and the related consolidated statements of earnings and cash flows for the three and nine month periods ended September 30, 1996 and 1997, have been reviewed by independent accountants. Clark Refining & Marketing, Inc. ("Clark"), a subsidiary of the Company, makes up the majority of the consolidated financial information. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. The results of this interim period are not necessarily indicative of results for the entire year.

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


        2.      Inventories

	The carrying value of inventories consisted of the following:

                                        December 31,    September 30,
                                           1996             1997
                                        -----------     -------------
        Crude oil                       $  105,786       $  108,574
        Refined and blendstocks            136,747          186,275
        Convenience products                17,643           22,899
        Warehouse stock and other           16,919           17,500
                                        -----------     -------------
                                        $  277,095       $  335,248
                                        ===========     =============

        The market value of the crude oil and refined product inventories at September 30, 1997, was approximately $35.0 million above the carrying value (December 31, 1996 - $81.7 million).

3.	Other Assets

	Amortization of deferred financing costs for the three and nine month periods ended September 30, 1997, was $2.7 million (1996 - $2.6 million) and $8.0 million (1996 - $7.6 million) respectively, and was included in "Interest and financing costs, net".

	Amortization of refinery maintenance turnaround costs for the three and nine month periods ended September 30, 1997, was $5.5 million (1996 - $2.5 million) and $14.1 million (1996 - $8.8 million), respectively.


4.	Interest and Financing Costs, Net

	Interest and financing costs, net, consisted of the following:

                                For the three months    For the nine months
                                ended September 30,     ended September 30,
                                  1996       1997         1996        1997
                                ---------  ---------    ---------   ---------
     Interest expense           $ 20,409    $ 21,045    $ 60,662    $ 62,346
     Financing costs               2,568       2,699       7,626       8,048
     Interest and finance income  (8,369)     (3,797)    (26,926)    (11,066)
                                ---------  ---------    ---------   ---------
                                  14,608      19,947      41,362      59,328
     Capitalized interest           (286)       (325)       (754)       (972)
                                ---------  ---------    ---------   ---------
                                $ 14,322    $ 19,622    $ 40,608    $ 58,356
                                =========  =========    =========   =========

        Accrued interest payable at September 30, 1997, of $14.9 million (December 31, 1996 - $8.4 million) was included in "Accrued expenses and other".

5.	Income Taxes

The income tax provision of $7.5 million for the nine month period ended September 30, 1997, was primarily related to the resolution of an Internal Revenue Service examination for the years 1993 and 1994. The resolution had the effect of accelerating the recognition of certain net taxable temporary differences and, as a result, required a concurrent $5.0 million increase in the valuation allowance related to the Company's net deferred tax asset. Of the provision, $2.0 million represented associated interest.

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

7.  Working Capital Facility

 On September 25, 1997, Clark entered into a new $400 million revolving credit facility. The credit facility, which expires on December 31, 1999, provides for borrowings and the issuance of letters of credit of up to the lesser of $400 million or the amount available under a defined borrowing base calculated with respect to Clark's cash, investments, eligible receivables and hydrocarbon inventories. Direct borrowings under the credit facility are limited to $50 million. Clark will use the facility primarily for the issuance of letters of credit to secure purchases of crude oil. Clark is required to comply with certain financial covenants including maintaining defined levels of working capital, cash, tangible net worth, and cumulative cash flow, as defined.

8.  Subsequent Event

	On October 1, 1997, the Company reclassified all shares of Class A Common Stock held by Tiger Management to a new Class E Common Stock. Subsequently, TrizecHahn Corporation purchased all of the Class E Common Stock for $7.00 per share in cash totaling $63 million. The new Class E Common Stock was then converted into 63,000 shares ($1,000 liquidation preference per share) of 11 1/2% Senior Cumulative Exchangeable Preferred Stock, par value $0.01 per share which was sold on October 1, 1997 for face value to qualified institutional buyers in reliance on Rule 144A under the Securities Act of 1933.

	In connection with the above transactions all remaining shares of Class A Common Stock were converted to Common Stock. In addition,
Common Stock held by affiliates of Occidental Petroleum ("Oxy") was converted to a new Class F Common Stock which has voting rights limited to 19.9% of the total voting power of all classes of the Company's voting stock, but is convertible into Common Stock by any holder other than affiliates of Occidental Petroleum. Oxy was also issued an additional 545,455 shares of Class F Common Stock in full satisfaction of certain terms in the Oxy Stockholders' Agreement.

	On November 3, 1997, an affiliate of Blackstone Capital Partners III Merchant Banking Fund L.P. ("Blackstone") acquired the 13,500,000 shares of Common Stock of the Company previously held by Trizec Hahn
Corporation and certain of its subsidiaries, as a result of which Blackstone obtained a 65% controlling interest in the Company. This transaction triggered the Change of Control covenant in the Company's
Senior Secured Zero Coupon Notes, due 2000 ("Zero Coupon Notes") and
Clark's 9 1/2% Senior Notes, due 2004 and 10 1/2% Senior Notes, due 2001 ("10 1/2% Notes") and may trigger the Change of Control covenant in the Company's 10 7/8% Senior Notes, 2005 if it results in a Ratings Decline
(as defined). Under such covenants, noteholders would have the right to require the Company to repurchase their notes at 101% of face value or, in the case of the Zero Coupon Notes, accreted value. However, market quotations for these notes were higher than 101% on November 4, 1997 and as a result, the Company does not believe this Change of Control will have a material adverse effect on the Company. Clark's credit facility was amended to permit the acquisition by Blackstone of the Company's
Common Stock.

        In addition, the Blackstone transaction caused an "ownership change" of the Company's consolidated tax return group (the "Group") under
Section 382 of Internal Revenue Code of 1986, as amended. The result of the ownership change is that utilization of the Group's tax attribute carryovers will be limited in tax periods subsequent to the ownership change. While the Group has not finally determined the effect of the limitation, it is possible that the book value of the Group's tax attribute carryovers would be incrementally reduced by as much as $13 million. The Company expects to make a final determination by the end of the year.

	Subject to certain market conditions and other factors, the Company intends to redeem its Zero Coupon Notes and refinance Clark's 10 1/2%
Notes through the issuance of new indebtedness and with available cash prior to the end of 1997. The Company has a tender offer outstanding for the redemption of its Zero Coupon Notes which expires on November
14, 1997 and the Company has announced its intention to call Clark's
10 1/2% Notes.

	The aforementioned repurchase and redemptions and costs associated with the Blackstone transaction are intended to be funded with the proceeds of a $400 million debt offering and available cash. As a result of the aforementioned transactions, the Company expects to record an extraordinary charge to earnings for redemption premiums and unamortized deferred financing costs of approximately $19.8 million on a pre-tax basis and pay fees and expenses of $9.0 million associated with the Blackstone transaction.

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


Results of Operations

Financial Highlights

        The following tables reflect the Company's financial and operating highlights for the three and nine month periods ended September 30, 1996 and 1997. All dollar amounts listed are in millions. The tables provide supplementary data and are not intended to represent an income statement presented in accordance with generally accepted accounting principles.

                                  For the three months    For the nine months
                                   ended September 30,    ended September 30,
Financial Results:                    1996      1997        1996       1997
                                    --------  --------    --------   --------
Net sales and operating revenues    $1,249.6  $1,124.1    $3,724.7   $3,297.2
Cost of sales                        1,120.5     916.1     3,344.2    2,789.4
Operating expenses                     105.1     108.0       305.5      320.1
General and administrative expenses     15.4      18.8        44.0       48.0
Depreciation and amortization           12.4      16.6        37.0       44.4
Interest and financing costs            22.7      23.4        67.5       69.5
Interest and finance income              8.4       3.8        26.9       11.1
                                    --------  --------    --------   --------
Earnings (loss) before income taxes    (18.1)     45.0       (46.6)      36.9
Income tax (provision) benefit           6.7      (0.5)       17.4       (7.5)
                                    --------  --------    --------   --------
Net earnings (loss)                 $  (11.4) $   44.5    $  (29.2)  $   29.4
                                    ========= ========    ========   ========

Operating Income:

Refining contribution to
   operating income                 $    7.3  $   78.8    $   17.7   $  134.7
Retail contribution to operating
   income                                5.3       7.5        24.4       17.6
Corporate general and administrative
   expenses                              4.0       5.1        11.1       12.6
                                     --------  --------    --------   --------
                                         8.6      81.2        31.0      139.7
Depreciation and amortization           12.4      16.6        37.0       44.4
                                    ---------  --------    --------   --------
Operating income (loss)             $   (3.8)  $  64.6     $  (6.0)   $  95.3
                                    =========  ========    ========   ========

	The Company reported record net earnings of $44.5 million for the third quarter of 1997 which compared to a net loss of $11.4 million in the same period of 1996. The Company also reported record earnings before interest, taxes, depreciation and amortization ("EBITDA") of $81.2 million in the third quarter of 1997 versus $8.6 million in the third quarter of 1996. The previous records for net earnings and EBITDA were achieved in the second quarter of 1997. Earnings improved in the current year principally because of significantly higher refining division contribution due to improved market conditions and stronger operations.

	Clark reported EBITDA of $139.7 million for the first nine months of 1997 versus $31.0 million in the year ago period. Year-to-date net earnings were $29.4 million through September 30, 1997 versus a net loss of $29.2 million in the same period of 1996. After adjusting for the negative impact of two special items totaling an estimated $42 million that occurred principally in the first quarter, year-to-date pro forma EBITDA would have been an estimated $182 million in 1997. Year-to-date pro forma EBITDA on a similar basis in 1996 would have been an estimated

$11 million. A fall in crude oil prices of over $6 per barrel in the first quarter cost Clark approximately $27 million (1996 - $20 million gain) resulting from the fact that feedstock costs are fixed on average two to three weeks prior to the manufacture and sale of the finished products. The Company does not currently hedge this price risk because of the unrecoverable cost of entering into appropriate hedge-related derivatives, especially in a backwardated market. The Company also successfully completed an extensive planned maintenance turnaround on most units at its Port Arthur refinery in the first quarter of 1997.
The opportunity cost of lost production from essentially the entire refinery being out of service for one month was estimated at approximately $15 million. The Company recorded an income tax provision of $7.5 million for the first nine months of 1997 primarily for the settlement of prior-period audit examinations. As compared to 1996, the Company recorded a lower tax provision on current-year earnings due to its cumulative tax loss carryforward position.

	Net sales and operating revenues decreased approximately 10% in the third quarter and 11% in the first nine months of 1997 as compared to the prior year. These decreases were principally the result of the crude oil price decline, noted above, that reduced both sales and cost of goods sold. In addition, the major maintenance turnaround at the Port Arthur refinery reduced the Company's production and sales of refined products.


Refining

Refining Division Operating Statistics:
(dollars in millions, except per barrel data)

                                  For the three months    For the nine months
                                   ended September 30,    ended September 30,
Financial Results:                    1996      1997        1996       1997
                                    --------  --------    --------   --------
Port Arthur Refinery
 Crude oil throughput (m bbls/day)   196.4      218.3       201.7      201.3
 Production (m bbls/day)             210.7      228.2       212.0      208.5

 Gross margin ($/barrel
    of production) (a)              $ 2.72     $ 4.45     $  2.49    $  3.84
 Operating expenses                   42.5       43.4       119.7      127.1

 Net margin                         $ 10.4     $ 50.0     $  25.0    $  91.5

Blue Island, Hartford and other refining
 Crude oil throughput (m bbls/day)   140.1      136.0       135.1      135.6
 Production (m bbls/day)             144.3      141.6       136.2      141.4

 Gross margin ($/barrel of
    production) (a)                 $ 2.43     $ 4.96     $  2.66    $  3.94
 Operating expenses                   29.7       29.3        91.1       92.6

 Net margin                         $  2.5     $ 35.2     $   8.2    $  59.1

Clark Pipe Line net margin             0.5        0.6         1.7        1.7
Divisional G & A expenses              6.1        7.0        17.2       17.6
Contribution to earnings            $  7.3     $ 78.8     $  17.7    $ 134.7


(a)	Refining gross margins per barrel adjusted for the impact of a decline in crude oil prices on unhedged fixed purchase commitments were as follows: For the three months ended September 30, Port Arthur, 1996 - $2.10; 1997 - $4.55, Blue Island, Hartford and other refining, 1996 - $1.97; 1997 - $4.68; For the nine months ended September 30, Port Arthur, 1996 - $2.18; 1997 - $4.17, Blue Island, Hartford and other refining, 1996 - $2.59; 1997 - $4.15

	The refining division contributed a record $78.8 million to operating income in the third quarter of 1997 (1996 - $7.3 million). These improved results were achieved principally due to near record refining production levels, good refinery reliability and increased processing of lower cost, heavy and sour crude oil. Refining market conditions, particularly fuels margins, were much improved in the third quarter of 1997 over 1996 as strong demand, tight capacity and plant downtime in the U.S. and Europe supported margins. Refining contribution for the nine months ended September 30, 1997 was $134.7 million versus $17.7 million in 1996. Earnings for the first nine months of 1997 benefited from improved yields and throughput and wider crude oil quality differentials. Crude oil quality differential indicators for light sour crude oil improved from $1.06 per barrel to $1.71 per barrel and the benefit for heavy sour crude oil improved from $4.75 per barrel to $5.63 per barrel from the first nine months of 1996 to the same period in 1997. The Company believes these crude oil quality discounts improved primarily due to increased availability of Canadian light and heavy sour crude oil from the Express and Interprovincial pipelines, higher levels of industry refinery maintenance turnarounds and milder winter weather in the first quarter of 1997. Hartford refinery results particularly benefited from improved access to lower-cost Canadian heavy sour crude oil. Port Arthur refinery results were also buoyed by the operational benefits realized from the first quarter maintenance turnaround. On a comparative basis, refining gross margins in the third quarter and first nine months of 1996 were negatively impacted by crude oil market volatility and backwardation that raised the cost of the Company's feedstocks.

	Port Arthur refinery crude oil throughput and production reached record and near record levels in the second and third quarters of 1997, but were relatively flat compared to 1996 levels on a year-to-date basis due to the planned maintenance turnaround in the first quarter of 1997. Port Arthur refinery operating expenses for the first nine months of 1997 were higher than the previous year principally because of higher natural gas prices and higher incentive compensation due to strong earnings. Natural gas is consumed as a fuel in the refining process.


Retail

Retail Division Operating Statistics:
(dollars in millions, except per gallon and per store data)

                                  For the three months    For the nine months
                                   ended September 30,    ended September 30,
                                      1996      1997        1996       1997
                                    --------  --------    --------   --------

Gasoline volume (mm gals.)            270.1     270.8       777.7      771.1
Gasoline gross margin (cents/gal)       9.4      10.6        10.6       10.3
Gasoline gross margin               $  25.4    $ 28.6     $  82.3    $  79.0

Convenience product sales           $  68.3    $ 78.3     $ 193.7    $ 214.3
Convenience product margin and
   other income                        17.9      20.3        50.3       55.7

Gain on asset sales and other       $    --    $ (0.5)    $   1.8    $  (0.5)
Operating expenses                     32.7      34.6        94.4       99.3
Divisional G & A expenses               5.3       6.3        15.6       17.3
Contribution to operating income    $   5.3    $  7.5     $  24.4    $  17.6

Per Month Per Store
Company operated stores (average) (a)   827       814         828        815
Gasoline volume (m gals.)             108.9     112.3       104.4      106.3
Convenience product sales
   (thousands)                      $  27.5    $ 32.1     $  26.0    $  29.2
Convenience product gross margin
   (thousands)                          7.2       8.3         6.7        7.6


(a)  Ten stores included in 1997 operated as convenience stores only.

	Retail division contribution to operating income of $7.5 million for the third quarter of 1997 exceeded its contribution in each of the previous four quarters. The retail fuel margin environment, which has been weak since the second half of 1996, showed improvement late in the third quarter with fuel margins in September averaging over 12 cents per gallon. Monthly fuel volumes and convenience sales per store were at record levels in the third quarter of 1997, increasing by 3% and 17%, respectively, over the year-ago period. Retail contribution to operating income decreased to $18.1 million in the first nine months of 1997 from $24.4 million in the same period of 1996. Retail contribution declined on a year-to-date basis primarily because of weaker same store retail fuel margins in the first half of 1997 and a $1.8 million gain on the sale of stores in the prior year. This was partially offset by the fuel and convenience margin contribution from the 48 Michigan stores acquired in early 1997. Retail margins have historically benefited when wholesale prices fall, but the benefit of the crude oil price decline in the first half of 1997 was not fully realized because wholesale prices did not fall as much as crude oil prices and due to highly competitive retail markets. Certain monthly average store operating measures showed improvement for the nine months ended September 30, 1997, including a 13% improvement in convenience product margins per store on 12% higher sales. Operating expenses increased principally because of lease expenses and operating costs for larger stores acquired in the last year.


Other Financial Highlights

	Corporate and divisional general and administrative expenses increased in the third quarter and first nine months of 1997 over the comparable periods in 1996 principally because of accruals for higher incentive compensation resulting from the Company's stronger earnings.

	Interest and finance income for the third quarter and first nine months of 1997 decreased over the comparable periods of 1996 principally due to the sale in late 1996 of an advance crude oil purchase receivable. This receivable provided finance income of $6.8 million and $20.9 million in the third quarter and first nine months of 1996, respectively.

	Depreciation and amortization expense increased in the third quarter and first nine months of 1997 over the comparable periods in 1996 principally because of amortization related to the first quarter Port
Arthur maintenance turnaround.

	Historically, the Company has recorded seasonally lower earnings in the fourth and first quarters of calendar years due to lower demand for refined products. Entering the fourth quarter of 1997, refining margins have declined in line with this seasonal trend.


Liquidity and Capital Resources

	Net cash generated by operating activities, excluding working capital changes, for the nine months ended September 30, 1997 was $98.2 million compared to $10.6 million in the year-earlier period. Working capital as of September 30, 1997 was $443.0 million, a 2.40-to-1 current ratio, versus $430.1 million as of December 31, 1996, a 2.10-to-1 current ratio. Working capital as of September 30, 1997 increased from the end of 1996 because of increased operating contribution, partially offset by a retail store acquisition that was financed with cash and the capital cost of the Port Arthur refinery turnaround.

        In general, the Company's short-term working capital requirements fluctuate with the price and payment terms of crude oil and refined petroleum products. On September 25, 1997, Clark entered into a new Credit Agreement which provides for borrowings and the issuance of letters of credit of up to the lesser of $400 million or the amount of the borrowing base calculated with respect to Clark's cash, investments, eligible receivables and hydrocarbon inventories, provided that direct borrowings are limited to the principal amount of $50 million.
Borrowings under the Credit Agreement are secured by a lien on substantially all of the Company's cash and cash equivalents, receivables, crude oil and refined product inventories and trademarks. The amount available under the borrowing base associated with such facility at September 30, 1997 was $400 million and approximately $238 million of the facility was utilized for letters of credit. As of September 30, 1997, there were no direct borrowings under the Credit Agreement.

	Cash flows used in investing activities in the first nine months of 1997, excluding short-term investment activities which management treats similar to cash and cash equivalents, were $83.2 million as compared to $19.8 million in the year-earlier period. The higher investing activities in 1997 resulted principally from the Port Arthur refinery turnaround ($30.0 million) and the acquisition and subsequent image conversion of 48 retail stores in Michigan ($21.0 million). Refinery capital expenditures totaled $17.6 million in the first nine months of 1997 (1996 - $12.6 million), most of which related to discretionary and non-discretionary projects undertaken in conjunction with the Port
Arthur refinery turnaround. Retail capital expenditures for the first nine months of 1997, excluding the Michigan acquisition, totaled $15.6 million (1996 - $10.5 million) and were principally for underground storage tank-related work.

	On October 1, 1997, the Company reclassified the common equity interest of Tiger Management Corporation into 11 1/2% Senior Cumulative Exchangeable Preferred Stock, par value $0.01 per share, which was sold to institutional investors (the "Tiger Transaction"). The Company is required, subject to certain conditions, to redeem all of the Exchangeable Preferred Stock on October 1, 2009. The Exchangeable Preferred Stock is exchangeable, subject to certain conditions, into 11 1/2% Subordinated Exchange Debentures due 2009.

	On November 3, 1997, Blackstone Capital Partners III Merchant Banking Fund L.P. and its affiliates ("Blackstone") acquired the 13,500,000 shares of Common Stock of the Company previously held by Trizec Hahn Corporation ("TrizecHahn") and certain of its subsidiaries (referred to herein as the "Blackstone Transaction"), as a result of which Blackstone obtained a 65% equity interest (73.3% voting interest) in the Company.

	The Company has tendered for all of its outstanding Zero Coupon Notes and intends to redeem any Zero Coupon Notes not tendered. The Company expects to place $400 million of debt securities with private institutional investors by the end of 1997. As a result of this offering, the Company will have increased annual cash interest payments. In addition, as a result of the application of the net proceeds from the offering of debt securities and the payment of fees and expenses in connection with the Blackstone Transaction, the Company's cash and short-term investments will be reduced by approximately $58.5 million and its stockholders' equity will be reduced to approximately $149.9 million. Finally, as a result of the Blackstone Transaction, the $175 million of 9 1/2% Notes, and (in the event of a Rating Decline) $175 million of 10 7/8% Notes of Clark USA, will be subject to a repurchase offer.

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

ITEM 5 - Other Information

	In connection with the sale of Tiger Management Corporation's interest in the Company as reported in the Current Report on Form 8-K dated October 1, 1997, Kevin M. Becker resigned as a director of the Company. Mr. Becker was serving as Tiger's nominee on the Company's Board of Directors.

	In connection with the Blackstone Transaction, directors appointed by TrizecHahn resigned, specifically, Peter Munk, C. William D. Birchall and Gregory C. Wilkins and Blackstone appointed four new directors, Marshall A. Cohen, David A. Stockman, John R. Woodard and David I.
Foley.

	Marshall A. Cohen, 62, has served as a director of the Company since November 3, 1997. Mr. Cohen has served as Counsel at Cassels Brook & Blackwell since October 1996. Mr. Cohen previously served as President and Chief Executive Officer of The Molson Companies Limited from
November 1988 to September 1996.

	David A. Stockman, 50, has served as a director of the Company since November 3, 1997. Mr. Stockman is also a Co-Chairman of the board of directors of Collins & Aikman Corporation and a director of Haynes International, Inc. and Bar Technologies, Inc.

	John R. Woodard, 33, has served as a director of the Company since November 3, 1997. Mr. Woodard joined The Blackstone Group L.P. as a Managing Director in 1996. Prior thereto, he was a Vice President at Vestar Capital Partners from 1990 to 1996. He is a member of the board of directors of Prime Succession, Inc.

	David I. Foley, 30, has served as a director of the Company since November 3, 1997. Mr. Foley is an Associate at The Blackstone Group L.P., which he joined in 1995. Prior to joining Blackstone, Mr. Foley was a member of AEA Investors, Inc. and The Monitor Company. He currently serves on the board of directors of Rose Hills Company.

ITEM 6 - Exhibits and Reports on Form 8-K

	(a)	Exhibits

		Exhibit 27.0 - Financial Data Schedule

	(b)	Reports on Form 8-K

		October 1, 1997 - Clark USA issues Exchangeable Preferred
Stock

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

November 10, 1997



20