Form 10-Q
period 1998-03-31
CLARK USA INC /DE/
filed 1998-05-15
CIK 898444

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                    FORM 10-Q



X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1998

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

	Number of shares of registrant's common stock, $.01 par value, outstanding as of May 12, 1998.

        Class                              Shares Outstanding
        Common Stock                           13,751,163
        Class F Common Stock                    6,101,010

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Clark USA, Inc.:


We have reviewed the accompanying consolidated balance sheet of Clark USA, Inc. and Subsidiaries (the "Company") as of March 31, 1998, and the related consolidated statements of earnings and of cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 6, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Deloitte & Touche LLP




St. Louis, Missouri
May 1, 1998

                        CLARK USA, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   (dollars in millions, except share data)

                                                                  March 31,
                                   Reference      December 31,       1998
                                     Note            1997        (unaudited)
                                  -----------     ------------   ------------
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                        $   236.1      $   133.4
   Short-term investments                                14.9           14.9
   Accounts receivable                                   93.8           83.5
   Inventories                        2                 261.5          281.0
   Prepaid expenses and other                            21.1           17.6
          Total current assets                          627.4          530.4

PROPERTY, PLANT AND EQUIPMENT                           578.0          569.0
OTHER ASSETS                          3                  70.2           67.0
                                                    ------------   ---------
                                                    $ 1,275.6      $ 1,166.4
                                                    ============   =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                 $   219.1      $   180.2
   Accrued expenses and other        4, 5                72.9           69.8
   Accrued taxes other than income                       52.1           43.8
                                                    ------------   ---------
          Total current liabilities                     344.1          293.8

LONG-TERM DEBT                                          765.9          758.2
OTHER LONG-TERM LIABILITIES                              62.4           58.9
CONTINGENCIES                          6                   --             --

EXCHANGEABLE PREFERRED STOCK
   ($.01 par value per share; 5,000,000 shares
    authorized; 63,000 shares issued)                    64.8           66.6

COMMON STOCKHOLDERS' EQUITY:           7
   Common stock
      Common, $.01 par value, 14,759,782 issued at
         12/31/97, 13,751,163 issued at 3/31/98           0.1            0.1
      Class F Common, $.01 par value, 6,000,000
         issued at 12/31/97, 6,101,010 issued at
         3/31/98                                          0.1            0.1
   Paid-in capital                                      230.0          208.9
   Advance crude oil purchase receivable from
      stockholder                                       (26.5)            --
   Retained earnings (deficit)                         (165.3)        (220.2)
                                                    ----------     ----------
      Total common stockholders' equity (deficit)        38.4          (11.1)
                                                    ----------     ----------
                                                    $ 1,275.6      $ 1,166.4
                                                    =========      ==========

        The accompanying notes are an integral part of these statements.

                        CLARK USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                             (dollars in millions)

                                                 For the three months
                                                    ended March 31,
                                                -----------------------
                                     Reference      1997        1998
                                       Note     (unaudited)  (unaudited)
                                     ---------  -----------  -----------
NET SALES AND OPERATING REVENUES                 $   999.2    $  824.1

EXPENSES:
   Cost of sales                                    (892.9)     (688.7)
   Operating expenses                               (107.6)     (111.1)
   General and administrative expenses               (15.0)      (18.2)
   Depreciation                                       (9.6)      (10.1)
   Amortization                           3           (2.9)       (5.9)
   Inventory write-down to market         2             --       (22.7)
                                                -----------  -----------
                                                  (1,028.0)     (856.7)
                                                -----------  -----------

OPERATING LOSS                                       (28.8)      (32.6)

   Interest and finance costs, net      3, 4         (18.6)      (16.0)
                                                -----------  -----------
LOSS BEFORE INCOME TAXES                             (47.4)      (48.6)

   Income tax provision                   5             --        (0.1)
                                                -----------  -----------

NET LOSS                                             (47.4)      (48.7)

   Preferred stock dividends                            --        (1.8)
                                                -----------  -----------
NET LOSS AVAILABLE TO COMMON STOCK               $   (47.4)  $   (50.5)
                                                ===========  ===========

    The accompanying notes are an integral part of these statements.

                        CLARK USA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (dollars in millions)

                                                   For the three months
                                                      ended March 31,
                                                  -------------------------
                                                      1997         1998
                                                   (unaudited)  (unaudited)
                                                  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $   (47.4)    $  (48.7)
  Adjustments:
       Depreciation                                      9.6         10.1
       Amortization                                      5.6          6.6
       Accretion of Zero Coupon Notes                    5.1          0.1
       Share of earnings of affiliates,
          net of dividends                               0.1          0.5
       Inventory write-down to market                     --         22.7
       Other                                             0.3         (2.5)

  Cash reinvested in working capital -
       Accounts receivable, prepaid expenses
          and other                                     33.2         13.7
       Inventories                                     (62.7)       (41.8)
       Accounts payable, accrued expenses,
          taxes other than income and other            (13.9)       (52.4)
                                                   ------------  -----------
            Net cash used in operating activities      (70.1)       (91.7)
                                                   ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                    0.1           --
  Expenditures for property, plant and equipment       (30.9)        (9.0)
  Expenditures for turnaround                          (27.4)        (3.5)
  Proceeds from disposals of property, plant and
     equipment                                           1.5          9.4
                                                   ------------  -----------
           Net cash used in investing activities       (56.7)        (3.1)
                                                   ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt payments                               (0.8)        (7.9)
  Deferred financing costs                              (0.1)          --
                                                   ------------  -----------
           Net cash used in financing activities        (0.9)        (7.9)
                                                   ------------  -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS             (127.7)      (102.7)
CASH AND CASH EQUIVALENTS, beginning of period         339.9        236.1
                                                   ------------  -----------
CASH AND CASH EQUIVALENTS, end of period           $   212.2     $  133.4
                                                   ============  ===========

        The accompanying notes are an integral part of these statements.

FORM 10-Q - PART I
ITEM 1 Financial Statements (continued)

Clark USA, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 1998
(tabular dollar amounts in millions of US dollars)

1.	Basis of Preparation

	The unaudited consolidated balance sheet of Clark USA, Inc. and Subsidiaries (the "Company") as of March 31, 1998, and the related consolidated statements of earnings and of cash flows for the three-month periods ended March 31, 1997 and 1998, have been reviewed by independent accountants. Clark Refining & Marketing, Inc. ("Clark"), a subsidiary of the Company, makes up the majority of the consolidated financial information. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. The results of this interim period are not necessarily indicative of results for the entire year.

	The financial statements have been prepared in accordance with the instructions to Form 10-Q. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997.

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

	The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, effective January 1, 1998, with no effect on the Company's financial statements for the three-month periods ending March 31, 1998 and 1997.


2.	Inventories

	The carrying value of inventories consisted of the following:

                                                     December 31,    March 31,
                                                        1997           1998
                                                     ------------   ----------
        Crude oil ................................     $   86.2      $  100.8
        Refined and blendstocks ..................        156.6         185.4
        LIFO inventory value excess over market ..        (19.2)        (41.9)
        Convenience products .....................         22.4          20.2
        Warehouse stock and other ................         15.5          16.5
                                                     ------------   ----------
                                                       $  261.5      $  281.0
                                                     ============   ==========

	The Company recorded an additional write-down of inventory carrying value to market of $22.7 million for the three months ended March 31, 1998 (1997 - nil).

3.	Other Assets

	Amortization of deferred financing costs for the three-month period ended March 31, 1998, was $0.5 million (1997 - $2.7 million) and was included in "Interest and finance costs, net".

	Amortization of refinery maintenance turnaround costs for the three-month period ended March 31, 1998, was $5.9 million (1997 - $2.9 million).


4.	Interest and Finance Costs, net

	Interest and finance costs, net, consisted of the following:

                                                For the three months
                                                   ended March 31,
                                                --------------------
                                                  1997        1998
                                                ---------   --------
        Interest expense .....................  $   20.5    $  18.5
        Financing costs ......................       2.7        0.5
        Interest and finance income ..........      (4.2)      (2.6)
                                                ---------   --------
                                                    19.0       16.4
        Capitalized interest .................      (0.4)      (0.4)
                                                ---------   --------
          Interest and finance costs, net       $   18.6    $  16.0
                                                =========   ========

        Cash paid for interest expense for the three-month period ended March 31, 1998 was $11.9 million (1997 - $8.9 million). Accrued interest payable as of March 31, 1998, of $16.8 million (December 31, 1997 -
$10.3 million) was included in "Accrued expenses and other".


5.	Income Taxes

The Company received net cash income tax refunds totaling $5.0 million during the first quarter of 1998 (1997 - nil).


6.	Contingencies

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


7.  Gulf Settlement

	 In March 1998, the Company settled the obligations outstanding
between the Company and Gulf Resources Corporation ("Gulf").   The
Company paid Gulf $4 million, released 213,654 escrowed shares of Common Stock to Gulf, and released Gulf from its obligation to deliver certain amounts of crude oil through 2001. In exchange, Gulf agreed to release the Company from obligations to pay further commissions related to the crude deliveries and agreed to allow the Company to cancel the remaining 1,008,619 shares of its escrowed Common Stock.

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


Results of Operations

Financial Highlights

	The following tables reflect the Company's financial and operating highlights for the three-month periods ended March 31, 1997 and 1998.
All dollar amounts listed are in millions. The tables provide supplementary data and are not intended to represent an income statement presented in accordance with generally accepted accounting principles.

Financial Results:

                                                For the three months
                                                   ended March 31,
                                                --------------------
                                                   1997       1998
                                                ---------   --------

Operating Income:

Refining contribution to operating income       $   11.7    $  22.0
Retail contribution to operating income              4.2        3.7
Corporate general and administrative expenses       (3.9)      (5.6)
                                                ---------   --------
        Operating contribution                      12.0       20.1
Inventory timing adjustments loss (a)              (28.3)     (14.0)
Inventory write-down to market                        --      (22.7)
Depreciation and amortization                      (12.5)     (16.0)
                                                ---------   --------
        Operating loss                          $  (28.8)   $ (32.6)
                                                =========   ========

(a)	Includes adjustments to inventory costs caused by timing
differences between when crude oil is actually purchased and refined products are actually sold, and a daily "market in, market out" operations measurement methodology for the refining division.

	The Company recorded an operating contribution of $20.1 million for the seasonally weak quarter ended March 31, 1998, which exceeded the operating contribution of $12.0 million in the first quarter of 1997, principally because of less scheduled maintenance-related downtime in the first quarter of 1998. The Company reported a net loss of $48.7 million for the first quarter of 1998 which compared to a net loss of $47.4 million in the same period a year ago.

	A fall in world crude oil prices reduced net earnings in the first quarter of 1998 and 1997, but had a greater impact on the current quarter than the year-ago period with net earnings reduced by $36.7 million as compared to $28.3 million in 1997. This impact included a non-cash accounting charge of $22.7 million in the first quarter of 1998 to write down inventory carrying costs to current market value.

	Net sales and operating revenues decreased approximately 18% in the first quarter as compared to the same period of 1997, principally as a result of lower worldwide crude oil and product prices in the current year which reduced both sales and cost of goods sold.

Refining

Refining Division Operating Statistics:
(dollars in millions, except per barrel data)

                                                        For the three months
                                                          ended March 31,
                                                        --------------------
                                                           1997       1998
                                                        ----------  --------
Port Arthur Refinery
        Crude oil throughput (m bbls/day)                  166.5      222.2
        Production (m bbls/day)                            166.1      218.9

        Gross margin ($/barrel of production)            $  3.91    $  3.85
        Operating expenses                                 (43.1)     (45.4)

        Net margin                                       $  12.9    $  31.3

Blue Island, Hartford and other refining
        Crude oil throughput (m bbls/day)                  133.4      109.5
        Production (m bbls/day)                            136.7      116.1

        Gross margin ($/barrel of production)            $  2.88    $  2.71
        Operating expenses                                 (32.0)     (32.1)
        Clark Pipe Line net margin                           0.6        0.6

        Net margin                                       $   4.1    $  (2.9)

Divisional G & A expenses                                   (5.3)      (6.4)
                                                         ---------  --------
Refining contribution to operating income                $  11.7    $  22.0
                                                         =========  ========

	Refining division contribution to operating income of $22.0 million in the first quarter of 1998 nearly doubled year-ago levels. Downtime from a scheduled maintenance turnaround at the Blue Island refinery in the first quarter of 1998 reduced production and corresponding operating contribution by an estimated $2.7 million which was less than the estimated $16.1 million production and operating contribution impact of the larger Port Arthur turnaround in the first quarter of 1997. The Blue Island refinery turnaround began in mid-March and was completed in mid-April. The Port Arthur refinery again set several new monthly unit throughput records in the first quarter of 1998.

	Weaker margins for gasoline and distillates in the first quarter of 1998 versus the same period of 1997 were only partially offset by favorable discounts for heavy and sour crude oil. Industry margin indicators for the Gulf Coast and Chicago markets in the first quarter were each down approximately 80 cents per barrel on a year-over-year basis. Warmer-than-normal weather and the Asian financial crisis reduced world-wide demand, and when combined with high industry inventory levels, resulted in ample supply and a squeeze on light products margins. Crude oil quality differentials were favorable in the first quarter of 1998 with indicators for light sour crude oil of $2.00 per barrel versus $2.22 per barrel in the same period of 1997 and the benefit for heavy sour crude oil was $7.03 per barrel in 1998 versus $6.26 per barrel in 1997.

Retail

Retail Division Operating Statistics:
(dollars in millions, except per gallon and per store data)

                                                  For the three months
                                                     ended March 31,
                                                  ---------------------
                                                    1997         1998
                                                  ----------  ---------
Core Market Stores
        Gasoline volume (mm gals.)                    205.9      225.4
        Gasoline gross margin (cents/gal)              11.0       10.5
        Gasoline gross margin                      $   22.6    $  23.7

        Convenience product sales                  $   50.6    $  58.9
        Convenience product margin and other income    13.9       15.9

        Operating expenses                            (27.1)     (29.8)
        Divisional G & A expenses                      (5.7)      (5.7)
                                                  ----------  ---------
Core market store contribution                     $    3.7    $   4.1
Non-core stores, business development and other         0.5       (0.4)
                                                  ----------  ---------
Retail contribution to operating income            $    4.2    $   3.7
                                                  ==========  =========

Core Market Stores - Per Month Per Store
        Company operated stores (average) (a)           657        670
        Gasoline volume (m gals.)                     105.6      113.7
        Convenience product sales (thousands)      $   25.7    $  29.3
        Convenience product gross margin (thousands)    7.0        7.9


(a)  Ten stores included in 1997 operated as convenience stores only.

	Retail contribution to operating income from core market stores improved to $4.1 million in the first quarter of 1998 from $3.7 million in the prior year. Average first quarter monthly fuel volumes and convenience product sales and gross margins improved 8%, 14% and 13% respectively, but competitive dynamics in the Company's market areas continued to put pressure on fuel margins. Operating expenses increased in the quarter versus the year-ago period principally due to increased promotional activities and higher average core market store count. Overall retail contribution was reduced in the current quarter due to new business development costs and non-core store results.
Clark sold 69 non-core stores principally to Clark branded marketers in the first quarter generating approximately $9 million of proceeds. As of March 31, 1998, Clark operated 731 stores and distributed its products through an additional 129 independently-operated Clark-branded outlets.


Other Financial Highlights

	Corporate general and administrative expenses increased in the first quarter of 1998 over the comparable period in 1997 principally because of a non-cash charge for consulting services from a shareholder that was paid with new shares.

	Interest and finance costs, net for the three months ended March 31, 1998 decreased over the comparable period in 1997 principally because of reduced borrowing rates and reduced deferred financing cost amortization resulting from the Company's financing activities in late 1997.

	Depreciation and amortization expense increased in the first quarter of 1998 over the comparable period in 1997 principally because of amortization related to the first quarter 1997 Port Arthur maintenance turnaround.

Liquidity and Capital Resources

	Net cash used in operating activities, excluding working capital changes, for the three months ended March 31, 1998 was $11.2 million compared to $26.7 million in the year-earlier period. Working capital as of March 31, 1998 was $236.6 million, a 1.81-to-1 current ratio, versus $283.3 million as of December 31, 1997, a 1.82-to-1 current ratio. Total working capital decreased in the first quarter due to the non-cash inventory write-down, operating results and debt reduction. Cash balances were additionally impacted by a temporary incremental investment in operating working capital.

	In general, the Company's short-term working capital requirements fluctuate with the price and payment terms of crude oil and refined petroleum products. Clark has in place a credit agreement (the "Credit Agreement") which provides for borrowings and the issuance of letters of credit of up to the lesser of $400 million or the amount of the borrowing base calculated with respect to Clark's cash, investments, eligible receivables and hydrocarbon inventories, provided that direct borrowings are limited to the principal amount of $50 million.
Borrowings under the Credit Agreement are secured by a lien on substantially all of the Company's cash and cash equivalents, receivables, crude oil and refined product inventories and trademarks. The amount available under the borrowing base associated with such facility at March 31, 1998 was $362 million and approximately $164 million of the facility was utilized for letters of credit. As of March 31, 1998, there were no direct borrowings under the Credit Agreement.

	Cash flows used in investing activities in the first three months of 1998, excluding short-term investment activities which management treats similar to cash and cash equivalents, were $3.1 million as compared to $56.8 million in the year-earlier period. Cash flows used in investing activities in 1998 were reduced by proceeds of $9.4 million from the sale of certain non-core retail stores. The higher investing activities in 1997 resulted principally from the Port Arthur refinery turnaround
($27.4 million) and the acquisition and subsequent image conversion of 48 retail stores in Michigan ($18.6 million). Refinery capital expenditures totaled $5.3 million in the first quarter of 1998 (1997 -
$9.0 million) principally related to a project to increase the throughput of Canadian heavy, sour crude oil at the Hartford refinery, a project to upgrade vacuum tower bottoms at the Blue Island refinery and various mandatory expenditures at the Port Arthur refinery. Turnaround expenditures in the first quarter of 1998 related to the previously-mentioned Blue Island refinery turnaround and to a Port Arthur refinery turnaround scheduled for late 1998 or early 1999. Retail capital expenditures for the first three months of 1998 totaled $3.1 million
(1997 - $3.3 million, excluding the Michigan acquisition and subsequent image conversion) and were principally for underground storage tank-related work.

	Cash flows used in financing activities for first quarter of 1998 increased as compared to the same period in 1997 principally because of the redemption of the balance of the Company's Senior Secured Zero
Coupon Notes, due 2000 that were not tendered in late 1997 ($3.6 million), and the repurchase of Clark's 9 1/2% Senior Unsecured Notes, due 2004 tendered under its required Change of Control offer ($3.3 million).

	Funds generated from operating activities together with the Company's existing cash, cash equivalents and short-term investments are expected to be adequate to fund requirements for working capital and capital expenditure programs for the next year. Future working capital, discretionary or non-discretionary capital expenditures, or acquisitions may require additional debt or equity financing.

PART II - OTHER INFORMATION

ITEM 5 - Other Information

	On April 15, 1998, William C. Rusnack, 53, was appointed as president, chief operating officer, chief executive officer and a director of the Company and Clark. Mr. Rusnack replaced Paul D. Melnuk who had previously announced he was leaving the Company and Clark, effective May 1, 1998.

	Mr. Rusnack previously served 31 years with Atlantic Richfield Corporation ("ARCO") and was involved in all areas of its energy business, including refining operations, retail marketing, product transportation, exploration and production, and human resources. He most recently served as President of ARCO Products Company from 1993 to 1997 and was President of ARCO Transportation Company from 1990 to 1993. He currently serves as a director of Flowserve (a $1 billion, NYSE-listed company).

ITEM 6 - Exhibits and Reports on Form 8-K

	(a)	Exhibits

		Exhibit 27.0 - Financial Data Schedule

	(b)	Reports on Form 8-K

		None

SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        CLARK USA, INC.
                                                        (Registrant)


                                      /s/ Dennis R. Eichholz
                                      ---------------------------------------
                                      Dennis R. Eichholz
                                      Controller and Treasurer  (Authorized
                                        Officer and Chief Accounting Officer)

May 12, 1998