Form 10-Q
period 1998-06-30
CLARK USA INC /DE/
filed 1998-08-14
CIK 898444

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1998

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

	Number of shares of registrant's common stock, $.01 par value, outstanding as of August 12, 1998.

            Class                           Shares Outstanding
        Common Stock                           13,767,829
        Class F Common Stock                    6,101,010

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Clark USA, Inc.:


We have reviewed the accompanying consolidated balance sheet of Clark USA, Inc. and Subsidiaries (the "Company") as of June 30, 1998, and the related consolidated statements of earnings for the three and six month periods then ended, and the statement of cash flows for the six month period then ended. These financial statements are the responsibility of the Company's management.

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

The consolidated financial statements of the Company for the three and six months ended June 30, 1997 were reviewed by other accountants whose report dated July 29, 1997 expressed that they were not aware of any material modifications that should be made to those financial statements in order for them to be in conformity with generally accepted accounting principles.

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




Deloitte & Touche LLP




St. Louis, Missouri
July 31, 1998
(except for Note 7
as to which the date
is August 10, 1998)

                        CLARK USA, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                  (dollars in millions, except share data)

                                                             June 30,
                             Reference       December 31,      1998
                               Note             1997        (unaudited)
                             ---------       ------------   -----------
        ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                   $   236.1      $    180.0
 Short-term investments                           14.9            14.9
 Accounts receivable                              93.8            90.4
 Inventories                      2              261.5           267.6
 Prepaid expenses and other                       21.1            16.3
                                             ------------   -----------
   Total current assets                          627.4           569.2

PROPERTY, PLANT AND EQUIPMENT                    578.0           577.2
OTHER ASSETS                      3               70.2            67.2
                                             ------------   -----------
                                             $ 1,275.6      $  1,213.6
                                             ============   ===========
 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                            $   219.1      $    213.4
 Accrued expenses and other       4               72.9            62.5
 Accrued taxes other than income                  52.1            48.0
                                             ------------   -----------
     Total current liabilities                   344.1           323.9

LONG-TERM DEBT                                   765.9           757.4
OTHER LONG-TERM LIABILITIES                       62.4            59.4
CONTINGENCIES                       9               --              --

EXCHANGEABLE PREFERRED STOCK
 ($.01 par value per share; 5,000,000 shares
 authorized; 66,623 shares issued)                64.8            68.5


COMMON STOCKHOLDERS' EQUITY:
 Common stock                       6
   Common, $.01 par value,
     14,759,782 issued at 12/31/97,
     13,767,829 issued at 6/30/98                  0.1             0.1
   Class F Common, $.01 par value,
     6,000,000 issued at 12/31/97,
     6,101,010 issued at 6/30/98                   0.1             0.1
   Paid-in capital                               230.0           209.0
   Advance crude oil purchase
     receivable from stockholder                 (26.5)             --
   Retained earnings (deficit)                  (165.3)         (204.8)
                                             ------------   -----------
   Total common stockholders' equity              38.4             4.4
                                             ------------   -----------
                                             $ 1,275.6      $  1,213.6
                                             ============   ===========


        The accompanying notes are an integral part of these statements.

                        CLARK USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                           (dollars in millions)

                                                       For the three months
                                                           ended June 30,
                                    Reference          --------------------
                                      Note               1997       1998
                                    ---------          ----------  --------

NET SALES AND OPERATING REVENUES                       $ 1,171.5   $ 975.9

EXPENSES:
  Cost of sales                                           (980.4)   (794.4)
  Operating expenses                                      (104.5)   (107.9)
  General and administrative expenses                      (14.2)    (19.0)
  Depreciation                                              (9.7)     (9.6)
  Amortization                           3                  (5.7)     (5.9)
  Inventory write-down to market         2                    --      (8.2)
  Equity pipelines                                           2.4       2.2
                                                       ----------  --------
                                                        (1,112.1)   (942.8)
                                                       ----------  --------

OPERATING INCOME                                            59.4      33.1

  Interest and finance costs, net       3, 4               (20.1)    (15.8)
                                                       ----------  --------

INCOME BEFORE INCOME TAXES                                  39.3      17.3

  Income tax provision                   5                  (7.0)     (0.1)
                                                       ----------  --------
NET EARNINGS                                                32.3      17.2

  Preferred stock dividends                                   --      (1.9)
                                                       ----------  --------
NET EARNINGS AVAILABLE TO COMMON STOCK                 $    32.3   $  15.3
                                                       ==========  ========

         The accompanying notes are an integral part of these statements.

                        CLARK USA, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                             (dollars in millions)

                                                       For the six months
                                                         ended June 30,
                                                     ------------------------
                                    Reference            1997        1998
                                      Note           (unaudited)  (unaudited)
                                    ---------        -----------  -----------

NET SALES AND OPERATING REVENUES                      $ 2,169.0    $ 1,798.9

EXPENSES:
  Cost of sales                                        (1,873.3)    (1,483.1)
  Operating expenses                                     (212.1)      (219.0)
  General and administrative expenses                     (29.2)       (37.2)
  Depreciation                                            (19.3)       (19.7)
  Amortization                          3                  (8.6)       (11.8)
  Inventory write-down to market        2                    --        (30.9)
  Equity pipelines                                          4.1          3.3
                                                     -----------  -----------
                                                       (2,138.4)    (1,798.4)
                                                     -----------  -----------
OPERATING INCOME                                           30.6          0.5

  Interest and finance costs, net     3, 4                (38.7)       (31.8)
                                                     -----------  -----------
LOSS BEFORE INCOME TAXES                                   (8.1)       (31.3)

  Income tax provision                  5                  (7.0)        (0.2)
                                                     -----------  -----------
NET LOSS                                                  (15.1)       (31.5)

  Preferred stock dividends                                  --         (3.7)
                                                     -----------  -----------
NET LOSS AVAILABLE TO COMMON STOCK                    $   (15.1)   $   (35.2)
                                                     ===========  ===========

         The accompanying notes are an integral part of these statements.

                        CLARK USA, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in millions)



                                                       For the six months
                                                         ended June 30,
                                                     ------------------------
                                                        1997          1998
                                                     (unaudited)  (unaudited)
                                                     -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $  (15.1)    $ (31.5)

  Adjustments:
       Depreciation                                       19.3        19.7
       Amortization                                       13.9        13.2
       Accretion of Zero Coupon Notes                     10.3         0.1
       Share of earnings of affiliates, net of dividends  (0.1)        1.5
       Inventory write-down to market                       --        30.9
       Other                                               0.4        (2.1)

  Cash reinvested in working capital -
       Accounts receivable, prepaid expenses and other    45.8         8.0
       Inventories                                       (12.2)      (36.4)
       Accounts payable, accrued expenses, taxes
          other than income and other                    (62.5)      (18.8)
                                                     -----------  -----------
            Net cash used in operating activities         (0.2)      (15.4)
                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment         (41.3)      (34.9)
  Expenditures for turnaround                            (30.0)      (11.1)
  Proceeds from disposals of property, plant
          and equipment                                    2.2        13.9
                                                     -----------  -----------
           Net cash used in investing activities         (69.1)      (32.1)
                                                     -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt payments                                 (1.5)       (8.7)
  Proceeds from sale of common stock                        --         0.1
                                                     -----------  -----------
           Net cash used in financing activities          (1.5)       (8.6)
                                                     -----------  -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                (70.8)      (56.1)
CASH AND CASH EQUIVALENTS, beginning of period           339.9       236.1
                                                     -----------  -----------
CASH AND CASH EQUIVALENTS, end of period              $  269.1     $ 180.0
                                                     ===========  ===========

        The accompanying notes are an integral part of these statements.

FORM 10-Q - PART I
ITEM 1 Financial Statements (continued)

Clark USA, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 1998
(tabular dollar amounts in millions of US dollars)

1.	Basis of Preparation

	The unaudited consolidated balance sheet of Clark USA, Inc. and Subsidiaries (the "Company") as of June 30, 1998, and the related consolidated statements of earnings for the three month and six month periods ended June 30, 1997 and 1998, and the related statements of cash flows for the six month periods ended June 30, 1997 and 1998, have been reviewed by independent accountants. Clark Refining & Marketing, Inc. ("Clark"), a subsidiary of the Company, makes up the majority of the consolidated financial information. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. The results of this interim period are not necessarily indicative of results for the entire year.

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

	The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" effective January 1, 1998, with no effect on the Company's financial statements for the three month and six month periods ending June 30, 1997 and 1998.


2.	Inventories

	The carrying value of inventories consisted of the following:

                                                  December 31,       June 30,
                                                      1997             1998
                                                  ------------     -----------
        Crude oil                                 $   86.2          $  122.9
        Refined and blendstocks                      156.6             158.2
        LIFO inventory value excess over market      (19.2)            (50.1)
        Convenience products                          22.4              19.9
        Warehouse stock and other                     15.5              16.7
                                                  ------------     ----------
                                                  $  261.5           $ 267.6
                                                  ============     ==========

	The write-down of inventory carrying value to market for the three and six month periods ended June 30, 1998, was $8.2 million (1997 - nil) and $30.9 million (1997 - nil), respectively.

3.	Other Assets

	Amortization of deferred financing costs for the three and six month periods ended June 30, 1998, was $0.8 million (1997 - $2.6 million) and
$1.3 million (1997 - $5.3 million), respectively, and was included in "Interest and finance costs, net."

	Amortization of refinery maintenance turnaround costs for the three and six month periods ended June 30, 1998, was $5.9 million (1997 - $5.7 million) and $11.8 million (1997 - $8.6 million), respectively.


4.	Interest and Finance Costs, net

	Interest and finance costs, net, consisted of the following:

                                    For the three months    For the six months
                                        ended June 30,        ended June 30,
                                    --------------------    ------------------
                                      1997        1998       1997       1998
                                    ----------  --------    --------  --------
        Interest expense             $   20.8    $ 18.1      $ 41.3    $ 36.6
        Financing costs                   2.6       0.6         5.3       1.1
        Interest and finance income      (3.1)     (2.3)       (7.3)     (4.9)
                                    ----------  --------    --------  --------
                                         20.3      16.4        39.3      32.8
        Capitalized interest             (0.2)     (0.6)       (0.6)     (1.0)
                                    ----------  --------    --------  --------
                                     $   20.1    $ 15.8      $ 38.7    $ 31.8
                                    ==========  ========    ========  ========

	Cash paid for interest expense for the three and six month periods ended June 30, 1998 was $24.3 million (1997 - $22.0 million) and $36.2 million (1997 - $30.9 million), respectively. Accrued interest payable as of June 30, 1998, of $10.5 million (December 31, 1997 - $10.3 million) was included in "Accrued expenses and other."


5.	Income Taxes

        The Company made net cash tax payments for the three months ended June 30, 1998 of $0.6 million (1997 - $0.5 million) and received net cash tax refunds totaling $4.4 million for the six month period ended June 30, 1998 (1997 - net cash tax payments $0.9 million).


6.	Gulf Settlement

        In March 1998, the Company settled the obligations outstanding
between the Company and Gulf Resources Corporation ("Gulf").   The
Company paid Gulf $4 million, released 213,654 escrowed shares of Common Stock to Gulf, and released Gulf from its obligation to deliver certain amounts of crude oil through 2001. In exchange, Gulf agreed to release the Company from obligations to pay further commissions related to the crude oil deliveries and agreed to allow the Company to cancel the remaining 1,008,619 shares of its escrowed Common Stock.

7.	Lima Refinery Acquisition

        On August 10, 1998, the Company's principal subsidiary, Clark Refining & Marketing, Inc. ("Clark") acquired British Petroleum's ("BP") 170,000 barrel per day refinery and related terminals located in Lima, Ohio (the "Lima Acquisition") for $175 million plus inventory currently estimated at approximately $40 million. Clark funded the Lima Acquisition and related costs with $5 million of cash on hand and the proceeds of a private placement to institutional investors of $110 million 8 5/8% Senior Notes due 2008 and $115 million floating rate note term loan due 2004.

	In connection with the financing of the Lima Acquisition, the Company received consents from the holders of its 10 7/8% Senior Notes and its 11 1/2% Cumulative Exchangeable Preferred Stock to permit Clark to increase the amount of its authorized working capital and letter of credit facility to the greater of $700 million or the amount available under a defined borrowing base and to allow the incurrence of up to $250 million of additional indebtedness to fund the Lima Acquisition.

	Also in connection with the Lima Acquisition, Clark amended its revolving credit facility, to increase its size to the lesser of $700 million or the amount available under a borrowing base, as defined, representing specified percentages of cash, investments, accounts receivable, inventory and other working capital items.


8.	Equity Pipelines

During July 1998, the Company sold its interests in Westshore
Pipeline Company and Wolverine Pipeline Company for net proceeds of approximately $17 million, resulting in an after-tax book gain of approximately $12 million. The Company has signed definitive agreements to sell its interests in Chicap Pipeline Company and Southcap Pipeline Company, subject to regulatory approval, for net proceeds of approximately $57 million which would result in an after-tax book gain of approximately $56 million. Although the Company expects to close the remaining two transactions by September 1998, there can be no assurance that it will be able to do so by such time or at all.


9.	Contingencies

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


10.	Accounting Standards Not Yet Adopted

	In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes new standards for reporting information about operating segments in annual financial statements and requires selected operating segment information to be reported in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement becomes effective for the Company's financial statements beginning with the year ended December 31, 1998 at which time restatement of prior period segment information presented for comparative

<PAGE 9>


purposes is required. Interim period information is not required until the second year of application, at which time comparative information is required. The adoption of this statement is not expected to impact the Company's consolidated financial statement disclosures.

	In June 1998, the FASB adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement becomes effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is currently evaluating this new standard, the impact it may have on the Company's accounting and reporting, and alternatives for when adopt to the standard.

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


Results of Operations

Financial Highlights

	The following tables reflect the Company's financial and operating highlights for the three and six month periods ended June 30, 1997 and 1998. All dollar amounts listed are in millions. The tables provide supplementary data and are not intended to represent an income statement presented in accordance with generally accepted accounting principles.

Financial Results:

                                    For the three months    For the six months
                                        ended June 30,        ended June 30,
                                    --------------------    ------------------
                                      1997        1998       1997       1998
                                    ----------  --------    --------  --------
Operating Income:

Refining contribution to operating
   income                               $ 75.3   $ 68.7      $ 87.0    $ 90.7
Retail contribution to operating income    5.9      4.1        10.1       7.8
Corporate general and administrative
   expenses                               (3.6)   (5.5)        (7.5)    (11.1)
                                    ----------  --------    --------  --------
        Operating Contribution            77.6    67.3         89.6      87.4
Inventory timing adjustments loss (a)     (2.8)  (10.5)       (31.1)    (24.5)
Inventory write-down to market              --    (8.2)          --     (30.9)
Depreciation and amortization            (15.4)  (15.5)       (27.9)    (31.5)
                                    ----------  --------    --------  --------
        Operating income             $    59.4  $ 33.1       $ 30.6    $  0.5
                                    ==========  ========    ========  ========

(a)	Includes adjustments to inventory costs caused by timing
differences between when crude oil is actually purchased and refined products are actually sold, and a daily "market in, market out" operations measurement methodology for the refining division.

	The Company recorded an Operating Contribution (earnings before interest, taxes, depreciation, amortization and inventory related charges) of $67.3 million for the quarter ended June 30, 1998 which compared to a record Operating Contribution of $77.6 million in the same period of 1997. For the six months ended June 30, 1998 Operating Contribution was $87.4 million compared to $89.6 million in the first six months of 1997. Net earnings for the quarter ended June 30, 1998 were $17.2 million compared to $32.3 million for the same period of 1997. For the first six months of 1998, the Company reported a net loss of $31.5 million compared to a net loss of $15.1 million in the first six months of 1997.

	A decrease in crude oil prices of over $1.50 per barrel in the second quarter of 1998 and approximately $3.50 per barrel for the year to date resulted in a negative impact on net earnings of $18.7 million for the second quarter and $55.4 million for the first half of 1998 as compared to a negative impact of $2.8 million and $31.1 million in the same periods a year ago. These inventory-related charges in 1998 included non-cash accounting charges of $22.7 million and $8.2 million in the first and second quarters of 1998, respectively, to write down inventory carrying costs to current market value. The Company believes it may recover these charges if hydrocarbon prices increase.

	Net sales and operating revenues decreased approximately 17% in the three and six months ended June 30, 1998 as compared to the same periods of 1997, principally as a result of lower worldwide crude oil and product prices in the current year which reduced both sales and cost of goods sold.


Refining

Refining Division Operating Statistics:
(dollars in millions, except per barrel data)

                                    For the three months    For the six months
                                        ended June 30,        ended June 30,
                                    --------------------    ------------------
                                      1997        1998       1997       1998
                                    ----------  --------    --------  --------
Port Arthur Refinery
 Crude oil throughput (m bbls/day)    218.4       233.2      192.6      227.7
 Production (m bbls/day)              230.5       241.4      198.5      230.2
 Gross margin
   ($/barrel of production)          $ 4.17     $  4.09     $ 3.99    $  4.00
 Operating expenses                   (40.6)      (42.6)     (83.7)     (88.0)

 Net margin                          $ 46.8     $  47.2     $ 59.7    $  78.5

Blue Island, Hartford and other
   refining
 Crude oil throughput (m bbls/day)    137.2       128.0      135.3      118.8
 Production (m bbls/day)              145.7       124.9      141.2      120.5

 Gross margin
    ($/barrel of production)        $  4.87     $  5.31     $ 3.92    $  4.08
 Operating expenses                   (31.3)      (32.1)     (63.3)     (64.2)
 Clark Pipe Line net margin             0.5         0.6        1.1        1.2

    Net margin                      $  33.8     $  28.8     $ 37.9    $  25.9

Divisional G & A expenses              (5.3)       (7.3)     (10.6)     (13.7)
                                    ----------  --------    --------  --------
Refining contribution to
   operating income                 $  75.3     $  68.7     $ 87.0    $  90.7
                                    ==========  ========    ========  ========

	Refining division contribution to operating income of $68.7 million in the second quarter of 1998 was below year-ago levels of $75.3 million principally due to the nearly $5 million estimated impact of a scheduled maintenance turnaround at the Blue Island refinery that reduced throughput during the first few weeks of the quarter. For the six months ended June 30, 1998, contribution to operating income of $90.7 million exceeded the $87.0 million recorded in the first half of 1997 principally because there was less total scheduled downtime in 1998. In the first six months of 1997 a maintenance turnaround at the Port Arthur refinery reduced refining contribution by an estimated $16 million versus a total impact of scheduled downtime of approximately $9 million during 1998. During the Blue Island refinery turnaround, improvements were made to the Blue Island refinery's vacuum unit that are designed to upgrade approximately 2,000 barrels per day of asphalt-type material to diesel fuel. During the second quarter and first half of 1998, the Port Arthur refinery continued its significant productivity improvements under Clark's ownership with record throughput rates achieved on the crude and FCC units.

	Weaker margins for gasoline and distillates in the second quarter and first half of 1998 versus the same period of 1997 were largely offset by favorable discounts for heavy and medium sour crude oil.
Industry margin indicators for the Gulf Coast and Chicago markets were each down approximately 10 cents per barrel in the second quarter and were down approximately 40 cents per barrel in the first half of 1998 as compared to the same periods of 1997. Warmer-than-normal weather and the Asian financial crisis reduced world-wide demand, and when combined with high industry inventory levels, resulted in ample supply and a squeeze on light products margins.

Retail

Retail Division Operating Statistics:
(dollars in millions, except per gallon and per store data)

                                    For the three months    For the six months
                                        ended June 30,        ended June 30,
                                    --------------------    ------------------
                                      1997        1998       1997       1998
                                    ----------  --------    --------  --------
Core Market Stores
  Gasoline volume (mm gals.)           228.8     225.7        434.7     451.1
  Gasoline gross margin (cents/gal)      9.5      10.3         10.2      10.4
  Gasoline gross margin              $  21.8    $ 23.2       $ 44.4    $ 46.9

  Convenience product sales          $  64.9    $ 70.9       $115.5    $129.8
  Convenience product margin
     and other income                   16.5      18.5         30.4      34.4

  Operating expenses                   (28.0)    (31.1)       (55.1)    (60.9)
  Divisional G & A expenses             (5.3)     (5.8)       (11.0)    (11.5)
                                    ----------  --------    --------  --------
Core market store contribution       $   5.0    $  4.8       $  8.7    $  8.9
Non-core stores, business development
   and other                             0.9      (0.7)         1.4      (1.1)
                                    ----------  --------    --------  --------
Retail contribution to operating
   income                            $   5.9    $  4.1       $ 10.1    $  7.8
                                    ==========  ========    ========= =========
Core Market Stores - Per Month Per Store
 Company operated stores (average) (a)   669       670          663       670
 Gasoline volume (m gals.)             115.6     113.8        110.6     113.7
 Convenience product sales
    (thousands)                      $  32.3    $ 35.3       $ 29.0    $ 32.3
 Convenience product gross margin
    (thousands)                          8.3       9.2          7.7       8.6


(a)  Ten stores were operated as convenience stores only.

	Retail contribution to operating income from core market stores of $4.8 million in the second quarter of 1998 and $8.9 million for the first six months of 1998 were relatively flat with year-ago contributions. Improvements in retail fuel and convenience product gross margins were offset by higher operating expenses associated with increased advertising and labor costs. Total retail contribution was reduced in the current quarter due to new business development costs and non-core store results. The Company has sold 110 non-core stores principally to Clark branded marketers in the first half of 1998 generating approximately $13.9 million of proceeds. As of June 30, 1998, the Company's program to reposition its assets in non-core markets was substantially complete.


Other Financial Highlights

	Corporate general and administrative expenses increased in the second quarter and first half of 1998 over the comparable periods in 1997 principally because of increased consulting services and increased information services costs related to year 2000 upgrades.

	Interest and finance costs, net for the three and six months ended June 30, 1998 decreased over the comparable periods in 1997 principally because of reduced borrowing rates and reduced deferred financing cost amortization resulting from the Company's financing activities in late 1997.

	Depreciation and amortization expense increased in the first six months of 1998 over the comparable period in 1997 principally because of amortization related to the Port Arthur maintenance turnaround performed in the first quarter of 1997.

Liquidity and Capital Resources

	Net cash provided by operating activities, excluding working capital changes, for the six months ended June 30, 1998 was $31.8 million compared to $28.7 million in the year-earlier period. Working capital as of June 30, 1998 was $245.3 million, a 1.76-to-1 current ratio, versus $283.3 million as of December 31, 1997, a 1.82-to-1 current ratio. Total working capital decreased in the first half of 1998 principally due to the non-cash inventory write-down of $30.9 million and debt reduction.

	In general, the Company's short-term working capital requirements fluctuate with the price and payment terms of crude oil and refined petroleum products. Clark has in place a credit agreement (the "Credit Agreement") which provides for borrowings and the issuance of letters of credit. In connection with the Lima Acquisition (as defined below), the Credit Agreement was amended on August 10, 1998 to increase the facility to the lesser of $700 million or the amount of the borrowing base calculated with respect to Clark's cash, investments, eligible receivables and hydrocarbon inventories, provided that direct borrowings are limited to the principal amount of $150 million. Borrowings under the Credit Agreement are secured by a lien on substantially all of the Company's cash and cash equivalents, receivables, crude oil and refined product inventories and trademarks. The amount available under the borrowing base associated with such facility at June 30, 1998, and prior to the Lima Acquisition, was $372 million and approximately $197 million of the facility was utilized for letters of credit. As of June 30, 1998, there were no direct borrowings under the Credit Agreement.

	Cash flows used in investing activities in the first six months of 1998, excluding short-term investment activities which management treats similar to cash and cash equivalents, were $32.1 million as compared to $69.1 million in the year-earlier period. Cash flows used in investing activities in 1998 were reduced by proceeds of $13.9 million from the sale of certain non-core retail stores. The higher investing activities in 1997 resulted principally from the Port Arthur refinery turnaround ($30.0 million) and the acquisition and subsequent image conversion of 48 retail stores in Michigan ($20.1 million). Refinery capital expenditures totaled $22.6 million in the first half of 1998 (1997 -
$12.5 million) principally related to a project to increase the throughput of Canadian heavy, sour crude oil at the Hartford refinery, a project to upgrade vacuum tower bottoms at the Blue Island refinery and various mandatory expenditures at the Port Arthur refinery. Turnaround expenditures in the first half of 1998 related to the previously-mentioned Blue Island refinery turnaround and to a Port Arthur refinery turnaround scheduled for early 1999. Retail capital expenditures for the first six months of 1998 totaled $10.5 million (1997 - $7.0 million, excluding the Michigan acquisition and subsequent image conversion) and were principally for underground storage tank-related work.

	Cash flows used in financing activities for first half of 1998 increased as compared to the same period in 1997 principally because of the redemption of the balance of the Company's Senior Secured Zero Coupon Notes, due 2000 that were not tendered in late 1997 ($3.6 million), and the repurchase of Clark's 9 1/2% Senior Unsecured Notes, due 2004 tendered under its required change of control offer ($3.3 million).

	On August 10, 1998, the Company acquired British Petroleum's 170,000 barrel per day refinery and related terminals located in Lima, Ohio (the "Lima Acquisition") for $175 million plus inventory currently estimated at approximately $40 million. The Company funded the Lima Acquisition and related costs with $5 million of cash on hand and the proceeds of a private placement to institutional investors of $110 million 8 5/8% Senior Notes due 2008 and $115 million floating rate note term loan due 2004. From 1991 to 1997 BP invested an aggregate of approximately $212 million in the Lima Refinery. Based on the Company's due diligence, it expects mandatory capital expenditures to average approximately $20 million per year for the period from 1999 to 2002 and turnaround expenditures to cost approximately $30 million once every five years. The Lima Refinery is scheduled to have the first such major maintenance turnaround in 1999. The Company expects cash flows from the Lima Refinery to be adequate to cover incremental financing and mandatory capital and turnaround costs.

        In 1997, the Company determined that its minority interests in Westshore Pipeline Company, Wolverine Pipeline Company, Chicap Pipeline Company and Southcap Pipeline Company were not strategic since the Company's shipping rights are assured due to the pipelines' operation as common carrier pipelines and the Company's historical throughput on such pipelines. During July 1998, the Company sold its interests in Westshore Pipeline Company and Wolverine Pipeline Company for net proceeds of approximately $17 million, resulting in an after-tax book gain of approximately $12 million. The Company has signed definitive agreements to sell the remaining two pipeline interests, subject to regulatory approval, for net proceeds of approximately $57 million, which would result in an after-tax book gain of approximately $56 million. Although the Company expects to close the remaining two transactions by September 1998, there can be no assurance that it will be able to do so by such time or at all. The above referenced pipelines contributed approximately $8 million of earnings before interest, taxes, depreciation and amortization for the year ended December 31, 1997.

	Funds generated from operating activities together with the Company's existing cash, cash equivalents and short-term investments are expected to be adequate to fund requirements for working capital and capital expenditure programs for the next year. Future working capital, discretionary or non-discretionary capital expenditures, or acquisitions may require additional debt or equity financing.


PART II - OTHER INFORMATION

ITEM 5 - Other Information

        On May 18, 1998, Glenn H. Hutchins, 42, was appointed as a director of the Company filling an existing vacancy. Mr. Hutchins is a Senior Managing Director of The Blackstone Group L.P., which he joined in
1994.  Mr. Hutchins was a Managing Director of Thomas H. Lee Co.
("THL") from 1987 until 1994 and, while on leave from THL during parts of 1993 and 1994, was a Special Advisor in the White House. Mr.
Hutchins is a member of the boards of directors of American Axle Manufacturing Inc., CommNet Cellular Inc., Corp. Banca (Argentina)
S.A., Corp. Group. C.V., and Haynes International Inc. In 1994, Mr. Hutchins was also appointed Chairman of the board of directors of the Western N.I.S. Enterprise Fund by President Clinton.


ITEM 6 - Exhibits and Reports on Form 8-K

	(a)	Exhibits

		Exhibit 27.0 - Financial Data Schedule

	(b)	Reports on Form 8-K

	July 7, 1998, Item 5. Other Events - Acquisition of BP's
Lima, Ohio refinery and related Consent Solicitation
Statement including financing plan, update on recent results and sale of minority pipeline interests.

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



August 13, 1998