Form 10-Q
period 1998-09-30
CLARK USA INC /DE/
filed 1998-11-16
CIK 898444

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q



X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1998

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

	Number of shares of registrant's common stock, $.01 par value, outstanding as of November 6, 1998.

              Class                            Shares Outstanding
        Common Stock                               13,767,829
        Class F Common Stock                        6,101,010

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of
Clark USA, Inc.:


We have reviewed the accompanying consolidated balance sheet of Clark USA, Inc. and Subsidiaries (the "Company") as of September 30, 1998, and the related consolidated statements of earnings for the three and nine month periods then ended, and the consolidated statement of cash flows for the nine month period then ended. These financial statements are the responsibility of the Company's management.

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

The consolidated financial statements of the Company for the three and nine months ended September 30, 1997 were reviewed by other accountants whose report dated October 17, 1997, except for Note 8 which was as of November 3, 1997, expressed that they were not aware of any material modifications that should be made to those financial statements in order for them to be in conformity with generally accepted accounting principles.

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




Deloitte & Touche LLP




St. Louis, Missouri
November 3, 1998

                        CLARK USA, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (dollars in millions, except share data)

                                                                 September 30,
                                       Reference   December 31,      1998
                                           Note        1997        (unaudited)
                                       ---------   ------------  -------------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                        $  236.1     $  159.5
   Short-term investments                               14.9         14.9
   Accounts receivable                                  93.8        232.0
   Inventories                                3        261.5        422.9
   Prepaid expenses and other                           21.1         18.7
                                                    ------------  -------------
          Total current assets                         627.4        848.0

PROPERTY, PLANT AND EQUIPMENT                 2        578.0        767.7
OTHER ASSETS                                4, 8        70.2         64.5
                                                    ------------  -------------
                                                    $1,275.6     $1,680.2
                                                    ============  =============

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                  $  219.1     $  343.0
   Accrued expenses and other                  5         72.9         77.3
   Accrued taxes other than income                       52.1         40.5

          Total current liabilities                     344.1        460.8

LONG-TERM DEBT                                          765.9        981.4
OTHER LONG-TERM LIABILITIES                              62.4         60.9
CONTINGENCIES                                  9           --           --

EXCHANGEABLE PREFERRED STOCK
   ($.01 par value per share; 5,000,000 shares
    authorized; 70,454 shares issued)                    64.8         70.5

COMMON STOCKHOLDERS' EQUITY:
   Common stock                                7
      Common, $.01 par value, 14,759,782
        issued at 12/31/97, 13,767,829
        issued at 9/30/98                                 0.1          0.1
      Class F Common, $.01 par value,
        6,000,000 issued at 12/31/97,
        6,101,010 issued at 9/30/98                       0.1          0.1
   Paid-in capital                                      230.0        209.0
   Advance crude oil purchase receivable from
        stockholder                             7       (26.5)          --
   Retained earnings (deficit)                         (165.3)      (102.6)
                                                    ------------  -------------
           Total common stockholders' equity             38.4        106.6
                                                    ------------  -------------
                                                     $1,275.6     $1,680.2
                                                    ============  =============

        The accompanying notes are an integral part of these statements.

                        CLARK USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                                (dollars in millions)

                                                        For the three months
                                                         ended September 30,
                                                      -----------------------
                                       Reference          1997        1998
                                          Note        (unaudited) (unaudited)
                                       ---------      ----------- -----------
NET SALES AND OPERATING REVENUES                       $ 1,124.1   $ 1,141.5

EXPENSES:

  Cost of sales                                           (916.1)     (951.1)
  Operating expenses                                      (108.0)     (121.2)
  General and administrative expenses                      (18.8)      (18.7)
  Depreciation                                             (11.0)      (10.8)
  Amortization                                4             (5.5)       (6.9)
  Recovery of inventory write-down to market  3               --        20.5
                                                      ----------- -----------
                                                        (1,059.4)   (1,088.2)

GAIN ON SALE OF PIPELINE INTERESTS            8               --        69.3
                                                      ----------- -----------

OPERATING INCOME                                            64.7       122.6

  Interest and finance costs, net            4, 5          (19.7)      (18.4)
                                                      ----------- -----------
EARNINGS BEFORE INCOME TAXES                                45.0       104.2

  Income tax provision                         6            (0.5)         --
                                                      ----------- -----------

NET EARNINGS BEFORE DIVIDENDS                               44.5       104.2

 Preferred stock dividends                                    --        (2.0)
                                                      ----------- -----------

NET EARNINGS AVAILABLE TO COMMON STOCK                  $   44.5   $   102.2
                                                      =========== ===========



          The accompanying notes are an integral part of these statements.

                        CLARK USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                               (dollars in millions)

                                                        For the nine months
                                                         ended September 30,
                                                      -----------------------
                                       Reference          1997        1998
                                          Note        (unaudited) (unaudited)
                                       ---------      ----------- -----------

NET SALES AND OPERATING REVENUES                       $ 3,297.2   $ 2,943.7

EXPENSES:
  Cost of sales                                         (2,789.4)   (2,434.2)
  Operating expenses                                      (320.1)     (340.2)
  General and administrative expenses                      (48.0)      (55.9)
  Depreciation                                             (30.3)      (30.5)
  Amortization                              4              (14.1)      (18.7)
  Inventory write-down to market            3                 --       (10.4)
                                                      ----------- -----------
                                                        (3,201.9)   (2,889.9)
GAIN ON SALE OF PIPELINE INTERESTS          8                 --        69.3
                                                      ----------- -----------
OPERATING INCOME                                            95.3       123.1

  Interest and finance costs, net         4, 5             (58.4)      (50.2)
                                                      ----------- -----------
EARNINGS BEFORE INCOME TAXES                                36.9        72.9

  Income tax provision                      6               (7.5)       (0.2)
                                                      ----------- -----------
NET EARNINGS BEFORE DIVIDENDS                               29.4        72.7

  Preferred stock dividends                                   --        (5.7)
                                                      ----------- -----------

NET EARNINGS AVAILABLE TO COMMON STOCK                 $    29.4   $    67.0
                                                      =========== ===========


           The accompanying notes are an integral part of these statements.


                        CLARK USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in millions)

                                                        For the nine months
                                                         ended September 30,
                                                      -----------------------
                                                          1997        1998
                                                      (unaudited) (unaudited)
                                                      ----------- -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                          $ 29.4     $   72.7

  Adjustments:
       Depreciation                                       30.3         30.5
       Amortization                                       22.1         20.7
       Accretion of Zero Coupon Notes                     15.8          0.1
       Share of earnings of affiliates, net of dividends  (0.1)         0.4
       Gain on sale of pipeline interests                   --        (69.3)
       Inventory write-down to market                       --         10.4
       Other                                               0.7          0.1

  Cash reinvested in working capital -
       Accounts receivable, prepaid expenses and other    60.3       (136.4)
       Inventories                                       (57.8)      (170.9)
       Accounts payable, accrued expenses,
          taxes other than income and other              (68.5)       119.6
                                                      ----------- -----------
            Net cash provided by (used in)
               operating activities                       32.2       (122.1)
                                                      ----------- -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                      0.1           --
  Expenditures for property, plant and equipment         (55.7)       (63.0)
  Expenditures for turnaround                            (31.2)       (13.8)
  Refinery acquisition expenditures                         --       (177.7)
  Proceeds from disposals of property, plant and equipment 3.7         16.2
  Proceeds from sale of pipeline interests                  --         76.4
                                                      ----------- -----------
           Net cash used in investing activities         (83.1)      (161.9)
                                                      ----------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt payments                                 (2.3)        (9.5)
  Proceeds from issuance of long-term debt                  --        224.7
  Proceeds from sale of common stock                        --          0.2
  Deferred financing costs                                (3.7)        (8.0)
                                                      ----------- -----------
           Net cash provided by (used in)
              financing activities                        (6.0)       207.4
                                                      ----------- -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                (56.9)       (76.6)
CASH AND CASH EQUIVALENTS, beginning of period           339.9        236.1
                                                      ----------- -----------
CASH AND CASH EQUIVALENTS, end of period               $ 283.0     $  159.5
                                                      =========== ===========



        The accompanying notes are an integral part of these statements.

FORM 10-Q - PART I
ITEM 1 - Financial Statements (continued)

Clark USA, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 1998
(tabular dollar amounts in millions of US dollars)

1.	Basis of Preparation

	The unaudited consolidated balance sheet of Clark USA, Inc. and Subsidiaries (the "Company") as of September 30, 1998, and the related consolidated statements of earnings and of cash flows for the three month and nine month periods ended September 30, 1997 and 1998, have been reviewed by independent accountants. Clark Refining & Marketing, Inc. ("Clark"), a subsidiary of the Company, makes up the majority of the consolidated financial information. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. The results of this interim period are not necessarily indicative of results for the entire year.

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

	The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, effective January 1, 1998, with no effect on the Company's financial statements for the three month and nine month periods ended September 30, 1997 and 1998.


2.	Lima Refinery Acquisition

On August 10, 1998 the Company's principal subsidiary, Clark
Refining & Marketing, Inc. ("Clark") acquired British Petroleum's ("BP") 170,000 barrel per day refinery and related terminal facilities located in Lima, Ohio (the "Lima Acquisition") for $175 million plus inventory of approximately $60 million. Clark funded the Lima Acquisition and related costs with cash on hand and the proceeds of a private placement to institutional investors of $110 million 8 5/8% Senior Notes due 2008 and a $115 million floating rate term loan due 2004 issued at LIBOR plus 275 basis points.

In connection with the financing of the Lima Acquisition, the Company received consents from the holders of its 10 7/8% Senior Notes and its 11 1/2% Cumulative Exchangeable Preferred Stock to permit Clark to increase the amount of its authorized working capital and letter of credit facility to the greater of $700 million or the amount available under a defined borrowing base, and to allow the incurrence of up to $250 million of additional indebtedness to fund the Lima Acquisition.

Also in connection with the Lima Acquisition, the Company amended its working capital and letter of credit facility facility on August 10, 1998 to increase the facility to the lesser of $700 million or the amount of the borrowing base calculated with respect to the Company's cash, short-term investments, eligible receivables and hydrocarbon inventories, provided that direct borrowings are limited to the principal amount of $150 million. Borrowings under the credit agreement are secured by a lien on substantially all of the Company's cash and cash equivalents, receivables, crude oil and refined product inventories and trademarks. The amount available under the borrowing base associated with such facility at September 30, 1998 was $565 million and approximately $252 million of the facility was utilized for letters of credit. As of September 30, 1998, there were no direct borrowings under the Credit Agreement.


3.	Inventories

	The carrying value of inventories consisted of the following:

                                                December 31,    September 30,
                                                   1997             1998
                                                ------------    -------------
        Crude oil                                $  86.2         $  190.9
        Refined and blendstocks                    156.6            218.4
        LIFO inventory value excess over market    (19.2)           (29.6)
        Convenience products                        22.4             18.9
        Warehouse stock and other                   15.5             24.3
                                                ------------    -------------
                                                 $ 261.5         $  422.9
                                                ============    =============

	The Company recorded a $20.5 million (1997-nil) recovery of a previous write-down of inventory carrying value to market for the three month period ended September 30, 1998. For the nine months ended September 30, 1998, the Company recorded a net write-down of inventory carrying value to market of $10.4 million (1997 - nil).


4.	Other Assets

	Amortization of deferred financing costs for the three and nine month periods ended September 30, 1998 was $0.5 million (1997 - $2.7 million) and $1.6 million (1997 - $8.0 million), respectively, and was included in "Interest and finance costs, net".

	Amortization of refinery maintenance turnaround costs for the three and nine month periods ended September 30, 1998 was $6.9 million (1997 - $5.5 million) and $18.7 million (1997 - $14.1 million), respectively.


5.	Interest and Finance Costs, net

	Interest and finance costs, net, consisted of the following:

                                  For the three months    For the nine months
                                   ended September 30,     ended September 30,
                                  ---------------------   --------------------
                                    1997        1998        1997        1998
                                  ---------- ----------   --------- ----------
  Interest expense                 $  21.0     $ 20.8       $ 62.3    $  57.4
  Financing costs                      2.8        0.7          8.1        1.8
  Interest and finance income         (3.7)      (2.4)       (11.0)      (7.3)
                                  ---------- ----------   --------- ----------
                                      20.1       19.1         59.4       51.9
  Capitalized interest                (0.4)      (0.7)        (1.0)      (1.7)
                                  ---------- ----------   --------- ----------
  Interest and finance costs, net  $  19.7     $ 18.4       $ 58.4    $  50.2
                                  ========== ==========   ========= ==========


	Cash paid for interest expense for the three and nine month periods ended September 30, 1998 was $12.0 million (1997 - $9.2 million) and was $48.2 million (1997 - $40.1 million), respectively. Accrued interest payable as of September 30, 1998 of $19.3 million (December 31, 1997 - $10.3 million) was included in "Accrued expenses and other".


6.	Income Taxes

The Company made net cash tax payments for the three months ended
September 30, 1998 of $0.1 million (1997 - $0.5 million) and received net cash tax refunds totaling $4.3 million for the nine month period ended September 30, 1998 (1997 - net cash tax payments of $1.4 million).


7.	Gulf Settlement

In March 1998, the Company settled the obligations outstanding
between the Company and Gulf Resources Corporation ("Gulf").   The
Company paid Gulf $4.0 million, released 213,654 escrowed shares of Common Stock to Gulf, and released Gulf from its obligation to deliver certain amounts of crude oil through 2001. In exchange, Gulf agreed to release the Company from obligations to pay further commissions related to the crude deliveries and agreed to allow the Company to cancel the remaining 1,008,619 shares of its escrowed Common Stock.


8.	Sale of Pipeline Interests

During the three month period ended September 30, 1998, the Company sold its minority interests in Chicap Pipeline Company, Southcap
Pipeline Company, Westshore Pipeline Company and Wolverine Pipeline Company for net proceeds of $76.4 million that resulted in an after-tax book gain of $69.3 million.


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

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes new standards for reporting information about operating segments in annual financial statements and requires selected operating segment information to be reported in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement becomes effective for the Company's financial statements beginning with the year ending December 31, 1998 at which time restatement of prior period segment information presented for comparative purposes is required. Interim period information is not required until the second year of application, at which time comparative information is required.

	In June 1998, the FASB adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement becomes effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company is currently evaluating this new standard, the impact it may have on the Company's accounting and reporting, and planning for when to adopt the standard.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations
Financial Highlights

	The following tables reflect the Company's financial and operating highlights for the three and nine month periods ended September 30, 1997 and 1998. All dollar amounts listed are in millions. The tables provide supplementary data and are not intended to represent an income statement presented in accordance with generally accepted accounting principles.

Financial Results:

                                   For the three months    For the nine months
                                   ended September 30,     ended September 30,
                                   ---------------------   --------------------
                                     1997        1998        1997        1998
                                   ---------- ----------   --------- ----------

Operating Income:

Refining contribution to operating
   income                             $ 72.4    $  21.4      $ 159.4    $ 112.1
Retail contribution to operating
   income                                7.5       11.6         17.6       19.4
Corporate general and administrative
   expenses                             (5.1)      (4.9)       (12.6)     (16.0)
                                   ---------- ----------   --------- ----------
        Operating Contribution          74.8       28.1        164.4      115.5
Inventory timing adjustment gain
   (loss) (a)                            6.4       22.4        (24.7)      (2.1)
Inventory recovery (write-down) to
   market                                 --       20.5           --      (10.4)
Gain on sale of pipeline interests        --       69.3           --       69.3
Depreciation and amortization          (16.5)     (17.7)       (44.4)     (49.2)
                                   ---------- ----------   --------- ----------
        Operating income              $ 64.7    $ 122.6       $ 95.3    $ 123.1
                                   ========== ==========   ========= ==========

(a)	Includes adjustments to inventory costs caused by timing
differences between when crude oil is actually purchased and refined products are actually sold, and a daily "market in, market out" operations measurement methodology for the refining division.

	The Company recorded net earnings of $102.2 million for the three months ended September 30, 1998 which compared to net earnings of $44.5 million in the third quarter of 1997. Net earnings this quarter included a $69.3 million after-tax gain on the sale of minority pipeline interests and $42.9 million of inventory-related gains. Operating Contribution (earnings before interest, depreciation, amortization, inventory-related items, and the gain on the sale of the minority pipeline interests) of $28.1 million for the third quarter of 1998 was below the record $74.8 million achieved in the third quarter of 1997 principally due to industry refining margins being much weaker this year. For the nine months ended September 30, 1998, net earnings were $67.0 million compared to $29.4 million in the first nine months of 1997. Operating Contribution for the nine months ended September 30, 1998 was $115.5 million compared to $164.4 million for the same period of 1997.

	An increase in petroleum prices of approximately $2 per barrel in the third quarter of 1998 resulted in inventory-related gains of $42.9 million in operating income, of which $20.5 million was a non-realized recovery of a previous write-down of inventory carrying costs to current market value. Petroleum prices as of September 30, 1998 were still over $1 per barrel below 1997 year-end prices and as a result inventory-related losses in operating income for the first nine months of 1998 were $12.5 million, of which $10.4 million was a non-realized inventory-accounting charge. If future petroleum prices decrease, the Company believes it may result in further inventory-related charges, while if they increase, the Company may record further inventory-related gains.

	Net sales and operating revenues increased approximately 2% in the three months ended September 30, 1998 as compared to the same period of 1997. This was due to increased sales volumes resulting from the acquisition of the Lima refinery on August 10, 1998. The increased volume offset the impact of lower worldwide petroleum prices in the current year which reduced both sales and cost of goods sold and resulted in sales and operating revenues for the nine months ended September 30, 1998 that were approximately 12% below 1997 levels.

Refining

Refining Division Operating Statistics:
(dollars in millions, except per barrel data)

                                    For the three months    For the nine months
                                     ended September 30,     ended September 30,
                                    ---------------------   --------------------
                                       1997        1998        1997        1998
                                    ---------- ----------   --------- ----------
Port Arthur Refinery
 Crude oil throughput (m bbls/day)      218.3     223.6       201.3      226.3
 Production (m bbls/day)                228.2     219.9       208.3      226.7
 Gross margin ($/barrel of production) $ 4.40    $ 3.12    $   4.14    $  3.71
 Gulf Coast 3/2/1 crack spread ($/barrel)4.19      1.99        3.53       2.63
 Operating expenses                     (43.4)    (44.9)     (127.1)    (132.9)
 Net margin                            $ 49.0    $ 18.2    $  108.7    $  96.7

Midwest Refining and Other
 Crude oil throughput (m bbls/day)      136.0     221.6       135.6      153.4
 Production (m bbls/day)                141.6     216.0       141.4      152.7
 Gross margin ($/barrel of production) $ 4.54    $ 2.74    $   4.13    $  3.44
 Chicago 3/2/1 crack spread ($/barrel)   4.96      3.30        4.53       3.68
 Operating expenses                     (29.3)    (44.0)      (92.6)    (108.2)
 Clark Pipe Line net margin               0.6       0.4         1.7        1.6
 Net margin                            $ 30.4    $ 10.9    $   68.3    $  36.8

Divisional G & A expenses                (7.0)     (7.7)      (17.6)     (21.4)
                                     ---------- ----------  ---------- ----------
Refining contribution to operating
   income                              $ 72.4    $ 21.4    $  159.4    $ 112.1
                                     ========== ==========  ========== ==========

	Refining division contribution to operating income of $21.4 million in the third quarter of 1998 was below year-ago levels of $72.4 million principally due to lower industry refining margins. Similarly, contribution to operating income of $112.1 million for the nine months ended September 30, 1998 was also lower than the $159.4 million recorded in the first nine months of 1997. Industry margin indicators for the Gulf Coast and Chicago markets were down over 50% and 30%, respectively, in the third quarter, and approximately 25% and 20%, respectively, for the nine month period, as compared to the same periods of 1997. A warmer-than-normal 1997-1998 winter and the Asian financial crisis reduced world-wide demand, and when combined with high industry inventory levels, resulted in ample supply and a squeeze on light products margins. Prior year results benefited from unplanned downtime in the U.S. and Europe.

	Crude oil throughput, production and operating expenses in the Company's Midwest refineries were higher in the third quarter and first nine months of 1998 principally because of the addition of the Lima refinery in mid-August. However, because of the weak margin environment and the short period of operation, the Lima refinery only provided a nominal contribution to net margin. Net margin at the Company's Midwest refineries was reduced by approximately $10 million in the first nine months of 1998 relative to 1997 principally due to increased scheduled downtime. Conversely, the Port Arthur refinery benefited in 1998 from less scheduled downtime than 1997 which improved its net margin by approximately $14 million. This was principally due to a large maintenance turnaround at the Port Arthur refinery in 1997 and maintenance turnarounds at the Blue Island refinery in 1998.
During the spring Blue Island refinery turnaround, improvements were made to the refinery's vacuum unit that are designed to upgrade approximately 2,000 barrels per day of asphalt-type material to diesel fuel. Divisional general and administrative expenses increased principally because of increased employee placement costs and the timing of incentive compensation accruals.

Retail

Retail Division Operating Statistics:
(dollars in millions, except per gallon and per store data)

                                    For the three months    For the nine months
                                     ended September 30,     ended September 30,
                                    ---------------------   --------------------
                                      1997        1998        1997        1998
                                    ---------- ----------   --------- ----------
Core Market Stores
 Gasoline volume (mm gals.)           238.9      225.7        673.6      676.8
   Gasoline gross margin (cents/gal)   10.5       13.2         10.3       11.3
   Gasoline gross margin            $  25.1    $  29.9      $  69.5    $  76.8
   Convenience product sales           67.8       75.9        183.3      205.7
   Convenience product margin and
      other income                     17.7       19.3         48.1       53.7
   Operating expenses                 (30.3)     (31.2)       (85.4)     (92.1)
   Divisional G & A expenses           (6.3)      (5.6)       (17.3)     (17.1)
                                    ---------- ----------   --------- ----------
Core market store contribution      $   6.2    $  12.4      $  14.9    $  21.3

Non-core stores, business
   development and other                1.3       (0.8)         2.7       (1.9)
                                    ---------- ----------   --------- ----------
Retail contribution to operating
   income                           $   7.5    $  11.6      $  17.6    $  19.4
                                    ========== ==========   ========= ==========
Core Market Stores - Per Month Per Store
  Company operated stores
     (average) (a)                      670        673          665        670
       Gasoline volume (m gals.)      120.7      113.2        113.9      113.8
  Convenience product sales
    (thousands)                     $  33.7    $  37.7      $  30.6    $  34.1
  Convenience product gross margin
           (thousands)                  8.8        9.6          8.0        8.9


(a)  Nine stores were operated as convenience stores only.

	Retail contribution to operating income from core market stores of $12.4 million in the third quarter of 1998 was double that of the same period in 1997 as earnings benefited from declining wholesale prices early in the quarter and continued strong contribution from convenience product sales. Total retail contribution was also improved and resulted in the best quarterly retail contribution since 1995. During the third quarter of 1998 the Company focused its fuel pricing strategy on generating gross margins, albeit with some sacrifice of volume. Non-core stores, business development and other contribution has decreased versus 1997 since the Company has sold over 120 non-core stores principally to Clark branded marketers in 1998. As of June 30, 1998, the Company's program to reposition its assets in non-core markets was substantially complete.


Other Financial Highlights

	Corporate general and administrative expenses increased in the third quarter and first nine months of 1998 over the comparable periods in 1997 principally because of increased consulting services and increased information services costs related to year 2000 remediation and upgrades.

	The Company operates many computer programs that use only two digits to identify a year. If these programs are not modified or replaced by the year 2000, such applications and embedded systems could fail or create erroneous results. Some applications and embedded systems have already been replaced or modified. The Company has hired outside consultants to assist it in evaluating the scope of the remaining required program conversions or replacements. The Company has expended
$0.8 million through September 30, 1998 and estimates the cost of such remaining program conversions or replacements to be approximately $5 million to $10 million, and estimates completion by June 30, 1999. Such costs will be expensed as incurred and funded from operations. The
Company reviews the progress of its year 2000 program weekly and if it is determined that any item is falling behind schedule the Company has, or will, identify an alternative remediation or replacement approach.

	In addition, the Company is communicating, and evaluating the systems of its customers, suppliers, financial institutions and other with which it does business to identify any year 2000 issues. Presently, the Company does not anticipate that the year 2000 problem will have a material adverse effect on the operations or financial performance of the Company. There can be no assurance, however, that the year 2000 problem will not adversely affect the Company and its business.
Likewise, there can be no assurance that the Company's customers, suppliers, financial institutions, and others will be year 2000 compliant.

	Interest and finance costs, net for the three and nine months ended September 30, 1998 decreased over the comparable periods in 1997 principally because of reduced borrowing rates and reduced deferred financing cost amortization resulting from the Company's financing activities in late 1997. On August 10, 1998, the Company issued $110 million of 8 5/8% Senior Notes and increased borrowings by $115 million under a floating rate term loan at LIBOR plus 275 basis points to fund the acquisition of the Lima refinery.

	Depreciation and amortization expense increased in the three and nine months ended September 30, 1998 over the comparable periods in 1997 principally because of higher amortization related to maintenance turnarounds performed in 1997 and 1998.


Liquidity and Capital Resources

	Net cash provided by operating activities, excluding working capital changes, for the nine months ended September 30, 1998 was $65.6 million compared to $98.2 million in the year-earlier period. Working capital as of September 30, 1998 was $387.2 million, a 1.84-to-1 current ratio, versus $283.3 million as of December 31, 1997, a 1.82-to-1 current ratio. Total working capital increased in the first nine months of 1998 principally due to cash generated from the sale of the minority pipeline interests and the acquisition of the Lima refinery's working capital, which was financed principally with long-term debt. However, the Company believes its cash balance was below what it considered a normalized level at quarter-end. This was due to a investment of over $50 million in non-cash working capital due to temporary operational changes, and transitional issues related to the Lima refinery acquisition.

	In general, the Company's short-term working capital requirements fluctuate with the price and payment terms of crude oil and refined petroleum products. Clark has in place a credit agreement (the "Credit Agreement") which provides for borrowings and the issuance of letters of credit. In connection with the acquisition of the Lima refinery, the Credit Agreement was amended on August 10, 1998 to increase the facility to the lesser of $700 million or the amount of the borrowing base calculated with respect to Clark's cash, short-term investments, eligible receivables and hydrocarbon inventories, provided that direct borrowings are limited to the principal amount of $150 million. Borrowings under the Credit Agreement are secured by a lien on substantially all of the Company's cash and cash equivalents, receivables, crude oil and refined product inventories and trademarks. The amount available under the borrowing base associated with such facility at September 30, 1998 was $565 million and approximately $252 million of the facility was utilized for letters of credit. As of September 30, 1998, there were no direct borrowings under the Credit Agreement.

	On August 10, 1998, the Company acquired British Petroleum's ("BP") 170,000 barrel per day refinery and related terminals located in Lima, Ohio for $175 million plus inventory of approximately $60 million. From 1991 to 1997 the Company believes BP invested an aggregate of approximately $212 million in the Lima refinery. Based on the Company's due diligence, it expects mandatory capital expenditures for the Lima refinery to average approximately $20 million per year for the period from 1999 to 2002 and turnaround expenditures to cost approximately $30 million once every five years. The Lima Refinery is scheduled to have the first such major maintenance turnaround in 1999. The Company expects cash flows from the Lima Refinery to be adequate to cover incremental financing and mandatory capital and turnaround costs.

	In 1997, the Company determined that its minority interests in Westshore Pipeline Company, Wolverine Pipeline Company, Chicap Pipeline Company and Southcap Pipeline Company were not strategic since the Company's shipping rights were assured due to the pipelines' operation as common carrier pipelines and the Company's historical throughput on such pipelines. During the third quarter of 1998, the Company sold its interests in these pipelines for net proceeds of $76.4 million. The above referenced pipelines contributed approximately $8 million of dividends to Clark for the year ended December 31, 1997.

	Cash flows used in investing activities in the first nine months of 1998 were $161.9 million as compared to $83.1 million in the year-earlier period. Cash flows used in investing activities in 1998 were reduced by proceeds of $76.4 million from the sale of the minority pipeline interests and $16.2 million from the sale of certain non-core retail stores. The higher net investing activities in 1998 resulted principally from the acquisition of the Lima refinery. Refinery expenditures for property, plant and equipment totaled $42.6 million in the first nine months of 1998 (1997 - $17.6 million) principally related to (i) a project to upgrade the Port Arthur refinery to allow it to process up to 80% heavy, sour crude, (ii) a project to increase the throughput of Canadian heavy, sour crude oil at the Hartford refinery,
(iii) a project to upgrade vacuum tower bottoms at the Blue Island refinery and (iv) various mandatory expenditures at the Port Arthur refinery. Retail expenditures for property, plant and equipment for the first nine months of 1997 included $21.0 million for the acquisition and subsequent image conversion of 48 retail stores in Michigan. In 1998, retail expenditures totaled $16.9 million versus $15.4 million, excluding the Michigan acquisition, in 1997 and were principally for underground storage tank-related work. As of September 30, 1998, the Company's was substantially complete with its program, which will still require some on-going expenditures, to comply with the EPA's pending December 1998 underground storage tank regulations. Turnaround expenditures in the first nine months of 1998 related to Blue Island refinery turnarounds and to a Port Arthur refinery turnaround scheduled for early 1999, while 1997 turnaround expenditures were principally related to the Port Arthur refinery.

	In March 1998, the Company announced that it had entered into a long-term crude oil supply agreement with P.M.I. Comercio Internacional, S.A. de C.V., an affiliate of Petroleos Mexicanos, the Mexican state oil company. The contract provided the Company with the foundation necessary to continue developing a project to upgrade its Port Arthur, Texas refinery to process primarily lower-cost, heavy sour crude oil. The project is expected to cost $600-$700 million and include the construction of additional coking and hydrocracking capability, and the expansion of crude unit capacity to approximately 250,000 barrels per day. The Company has begun entering into purchase orders, some of which contain cancellation penalties and provisions, for material, equipment and services related to this project. As of September 30, 1998, non-cancelable amounts of approximately $30 million had accumulated under these purchase orders. Additional purchase orders and commitments are expected to be made during the rest of 1998 and into 1999. The Company plans to initially fund expenditures related to this project with existing liquidity, but expects to seek additional debt or equity financing in 1999.

	Cash flows provided by financing activities for first nine months of 1998 increased as compared to the same period in 1997 principally because of the financing of the acquisition of the Lima refinery. The Company funded the acquisition of the Lima refinery and related costs with cash on hand and the proceeds of a private placement to institutional investors of $110 million 8 5/8% Senior Notes due 2008 and a $115 million floating rate term loan due 2004.

	Funds generated from operating activities together with the Company's existing cash, cash equivalents and short-term investments are expected to be adequate to fund requirements for working capital and capital expenditure programs for the next year, excluding the Port Arthur heavy sour crude oil upgrade project which the Company expects to finance in the first half of 1999. Future working capital investments, discretionary or non-discretionary capital expenditures, or acquisitions may require additional debt or equity financing.

PART II - OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K

	(a)	Exhibits

		Exhibit 27.0 - Financial Data Schedule

	(b)	Reports on Form 8-K

	August 24, 1998, Item 2 Acquisition of Assets and Item 7
Financial Statements, Pro Forma Information and Exhibits -
Acquisition and financing of British Petroleum's Lima, Ohio refinery and related agreements.

SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CLARK USA, INC.
                                        (Registrant)






                                      /s/  Dennis R. Eichholz
                                      ------------------------
                                      Dennis R. Eichholz

                                      Controller and Treasurer (Authorized
                                        Officer and Chief Accounting Officer)

November 13, 1998