Form 10-K405/A
period 1999-12-31
CLARK USA INC /DE/
filed 2000-04-19
CIK 898444

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                CLARK USA, INC.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----

                                     PART I

 Items 1 and 2. Business; Properties.....................................    2
 Item 3.        Legal Proceedings........................................   14
 Item 4.        Submission of Matters to a Vote of Security Holders......   16

                                    PART II

 Item 5.        Market for the Registrant's Common Stock and Related
                 Shareholder Matters.....................................   16

 Item 6.        Selected Financial Data..................................   17

 Item 7.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................   18

 Item 8.        Financial Statements and Supplementary Data..............   29

 Item 9.        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.....................   29

                                    PART III

 Item 10.       Directors and Executive Officers of the Registrant.......   29

 Item 11.       Executive Compensation...................................   31

 Item 12.       Security Ownership of Certain Beneficial Owners and
                 Management..............................................   36

 Item 13.       Certain Relationships and Related Transactions...........   37

                                    PART IV

 Item 14.       Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K................................................   37

 Signatures...............................................................  71

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

EXPLANATORY NOTE

   This Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 1999 amends the following items, as follows:

Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 14, Notes 11 and 17 to the Consolidated Financial Statements

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

 Port Arthur Coker Company L.P.

   In March 1998, the Company entered into a long-term crude oil supply agreement with PMI Comercio Internacional, S. A. de C.V. ("PMI"), an affiliate of Petroleos Mexicanos, the Mexican state oil company. As a result of this contract, the Company began developing a project to upgrade the Port Arthur refinery to process primarily lower-cost, heavy sour crude oil of the type to be purchased from PMI. The heavy oil upgrade project includes the construction of new coking, hydrocracking and sulfur removal capability, and the expansion of the existing crude unit to approximately 250,000 barrels per day. In August 1999, the Company sold for $157.1 million the construction work-in-progress on the new processing units to Port Arthur Coker Company L.P. ("PACC"), a company that is an affiliate of, but not controlled by or consolidated with, the Company or its subsidiaries, and leased the construction site for these units to PACC. The Company also sold to PACC for $2.2 million the oil supply agreement with PMI and environmental permits for the new processing units that had already been obtained by the Company. The assets were sold at fair market value, as determined by an independent engineer, which approximated cost and accordingly no gain or loss was recorded. The Company remains liable for a $15 million termination payment to PMI if the heavy oil upgrade project is terminated and an alternative long term crude oil supply agreement for the Port Arthur refinery is entered into with a company other than PMI during 30 months following the termination of the project.

   As part of the heavy oil upgrade project, the Company is undertaking the upgrading of existing units at the Port Arthur refinery, including the expansion of the crude unit, which the Company is leasing to PACC for fair market value. The Company's portion of the project is expected to cost approximately $120 million, of which $50.7 million was expended through December 31, 1999. As of December 31, 1999, the Company had a letter of credit in favor of Foster Wheeler USA for $86.9 million to collateralize its obligations related to the Port Arthur heavy oil upgrade project.

   The heavy oil upgrade project is expected to be mechanically complete by November 2000 with start-up of the project in the first quarter of 2001. The Company entered into agreements with PACC pursuant to which the Company will provide certain operating, maintenance and other services and will purchase the output from PACC's processing of the Maya crude oil available to it under the PMI crude oil agreement. The finished products produced by the Company will be substantially similar to those historically produced by the Company as a result of the upgrade project and its arrangements with PACC. The Company expects to be able to provide services to PACC principally using its existing workforce. The Company will receive compensation under these agreements at fair market value that is expected to be in the aggregate favorable to the Company. As a result of these agreements, PACC will become a significant supplier of partially-refined products representing approximately 200,000 barrels per day of feedstocks for the Port Arthur refinery. At December 31, 1999, the Company had a net outstanding receivable balance of $0.4 million from PACC, consisting of a receivable of $0.5 million for services provided under the services and supply agreement and fees paid by the Company on PACC's behalf and a $0.1 million payable for the overpayment of such services in a prior period. These amounts may be offset. A summary of these agreements is as follows:

 Services and Supply Agreement

   Pursuant to this agreement, the Company will provide to PACC a number of services and supplies needed for operation of their new and leased units. The Company is required to provide all such services and supplies in accordance with specified standards, including prudent industry practices. These services and supplies include the following:

  . Operating the Company's process units that are leased to PACC;

  . Operating and maintaining the other portions of the Port Arthur refinery owned by the Company in a manner that ensures its ongoing ability to perform its obligations to PACC and that is consistent with specified standards and the efficient operation of PACC's new and leased units;

  . Performing routine, preventative and major maintenance for PACC's new and leased units;

  . Supervising and training PACC's employees;

  . Managing the processing of PACC's feedstocks through the new and leased units;

  . Managing crude oil purchases on behalf of PACC and the transportation of such oil to the Port Arthur refinery;

  . Procuring and managing supply contracts on PACC's behalf for the portion of light crude oil that is necessary for processing heavy crude oil by PACC;

  . Procuring an alternative supply of crude oil should Maya no longer be available to PACC pursuant to their long term crude oil supply agreement with PMI;

  . Coordinating the scheduling and performance of all maintenance turnarounds of processing units at the Port Arthur refinery, including turnarounds of units comprising PACC's new and leased units, in accordance with industry standards and in a manner that, when possible, minimizes operational disruptions to, and economic impact on, when possible, both PACC and the Company;

  . Providing utilities and other support services; and

  . Providing or arranging for all feedstocks (other than crude oil), catalysts, chemicals and other materials necessary for the operation of PACC's new and leased units and a number of other services including contract management services, procurement services, personnel management services, security services and emergency response services.

   Under the services and supply agreement, the Company also has a right of first refusal, which it may exercise each quarter, to require PACC to process crude oil in an amount equal to the portion, if any, of the processing capacity of PACC's new and leased units that exceeds the amount they need to process the Maya available to PACC under their long term crude oil supply agreement with PMI or an equivalent amount available to them under an alternative supply arrangement. The Company will pay a processing fee for each quarter that it exercises this right of first refusal. The Company expects the portion available to it pursuant to this right to be approximately 20% of the processing capacity of PACC's new and leased units. Amounts due and receivable under this agreement may be offset against each other, but not against amounts otherwise due and receivable from PACC.

 Product Purchase Agreement

   Pursuant to the product purchase agreement, the Company is obligated to accept and pay for all final and intermediate products of PACC's new and leased units that are tendered for delivery, subject to the Company's right as PACC's sole customer to request that PACC's new and leased units produce a certain mix of products. This right, however, is subject to specified limitations that are designed to ensure that PACC utilizes the entire amount of Maya available to it under its long term crude oil supply agreement or an equivalent amount from an alternative supplier and that the operations of the Port Arthur refinery are optimized in a manner that is mutually beneficial to PACC and the Company and that does not benefit the Company at PACC's expense. Amounts due and receivable under this agreement may not be offset with amounts otherwise due and receivable from PACC.

   PACC's new and leased units will produce a variety of products, some of which are readily saleable on the open market, including finished refined products such as petroleum coke, sulfur, kerosene, or other finished refined products, and some of which are intermediate refined products, including products such as gas oils, unfinished naphthas, unfinished jet fuel and other intermediate refined products. The Company will be purchasing these products from PACC for immediate resale, in the case of finished refined products, or for further processing into higher-valued products in the case of intermediate refined products. The Company may sell excess intermediate refined products if the supply of these products exceeds its needs because of refinery unit shutdowns or temporary reduced capacity.

   The product purchase agreement includes pricing formulas for each of the 42 products expected to be produced by PACC's new and leased units. These formulas are intended to reflect fair market pricing of these products and will be used to determine the amounts payable to PACC by the Company. Many of the intermediate refined products do not have a widely quoted market price. As a result, formulas for these products are based on widely quoted product prices of other refined products from sources such as Platt's Oilgram Price Report, Oil Pricing Information Service or Dynergy or is calculated based on the weighted average of delivered cost of natural gas delivered to the Company. To the extent, however, that any of PACC's products are purchased by the Company and immediately resold to a non-affiliated third party, the price payable to PACC by the Company for such product will be the purchase price received by the Company from such third party, whether higher or lower than the formula price, less a specified marketing fee. While market prices for these commodities fluctuate throughout each day and the pricing formulas are based on average daily prices, the Company expects that the price paid by any third party purchaser of these products would be substantially the same as that paid by the Company in the same circumstances. An independent engineer has reviewed these formulas and found that the pricing reflects arms-length mechanisms and market-based prices and contain fair market terms. The marketing fee is intended to be consistent with a fair market fee that would be charged by an unaffiliated third party. The cost of marketing these products outside of this product purchase agreement would be incurred whether PACC sold the products directly or paid the Company or another third party to do so on its behalf. The Company's failure to perform under the product purchase agreement would give PACC a cause of action for resulting damages to PACC.

 Facility and Site Lease

   PACC is leasing the Company's crude unit, vacuum tower and one naphtha and two distillate hydrotreaters and the site on which they are located at the Port Arthur refinery pursuant to this facility and site lease for fair market value. Pursuant to this facility and site lease, the Company has also granted PACC an easement across the remainder of the Port Arthur refinery property owned by it, a portion of the Company's dock adjacent to the Port Arthur refinery and specified pipelines and crude oil handling facilities needed to transport crude oil from docking facilities in Nederland, Texas, to the Port Arthur refinery. After start-up of the heavy oil upgrade project, PACC will make quarterly rent payments to the Company of approximately $8 million, which amount will be adjusted over time for inflation. This lease has an initial term of 30 years, which may be renewed at PACC's option for five additional renewal terms of five years each. Amounts due and receivable under this agreement may not be offset against amounts otherwise due and receivable from PACC.

 Ground Lease

   Under this lease, the Company is leasing sites to PACC within the Port Arthur refinery on which their new processing units will be located. The initial term of the ground lease is 30 years and it may be renewed for five additional five-year terms. This lease was fully prepaid by PACC in advance for $25,000, which approximated fair market value.

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

 Exhibit
 Number                                Description
 -------                               -----------
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

 Exhibit
 Number                                Description
 -------                               -----------
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

 Exhibit
 Number                                Description
 -------                               -----------
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

 27.0    Financial Data Schedule

(b) Reports on Form 8-K

   None

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Clark USA, Inc. and Subsidiaries:
  Annual Financial Statements
    Independent Auditors' Report..........................................  42
    Consolidated Balance Sheets as of December 31, 1998 and 1999..........  43
    Consolidated Statements of Operations for the years ended December 31,
     1997, 1998 and 1999.................................................. 44
    Consolidated Statements of Cash Flows for the years ended December 31,
     1997, 1998 and 1999..................................................  45
    Consolidated Statements of Stockholder's Equity for the years ended
     December 31, 1997, 1998 and 1999.....................................  46
    Notes to Consolidated Financial Statements............................  47
  Financial Statement Schedule
    Independent Auditors' Report..........................................  66
    Schedule I--Condensed Information of the Registrant...................  67

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

 Extinguishment of Debt

   n 1997, the Company redeemed its 10 1/2% Senior Notes and repurchased substantially all of its Zero Coupon Notes. As a result, the Company recorded an extraordinary loss of $20.7 million for the redemption and repurchase premiums ($8.4 million), the write-off of deferred financing costs ($10.9 million) and other related costs ($1.4 million).

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

                        CLARK USA INC. AND SUBSIDIARIES

 Port Arthur Coker Company L.P.

   In March 1998, the Company entered into a long-term crude oil supply agreement with PMI Comercio Internacional, S. A. de C.V. ("PMI"), an affiliate of Petroleos Mexicanos, the Mexican state oil company. As a result of this contract, the Company began developing a project to upgrade the Port Arthur refinery to process primarily lower-cost, heavy sour crude oil of the type to be purchased from PMI. The heavy oil upgrade project includes the construction of new coking, hydrocracking and sulfur removal capability, and the expansion of the existing crude unit to approximately 250,000 barrels per day. In August 1999, the Company sold for $157.1 million the construction work-in-progress on the new processing units to Port Arthur Coker Company L.P. ("PACC"), a company that is an affiliate of, but not controlled by or consolidated with, the Company or its subsidiaries, and leased the construction site for these units to PACC. The Company also sold to PACC for $2.2 million the oil supply agreement with PMI and environmental permits for the new processing units that had already been obtained by the Company. The assets were sold at fair market value, as determined by an independent engineer, which approximated cost and accordingly no gain or loss was recorded. The Company remains liable for a $15 million termination payment to PMI if the heavy oil upgrade project is terminated and an alternative long term crude oil supply agreement for the Port Arthur refinery is entered into with a company other than PMI during 30 months following the termination of the project.

   As part of the heavy oil upgrade project, the Company is undertaking the upgrading of existing units at the Port Arthur refinery, including the expansion of the crude unit, which the Company is leasing to PACC for fair market value. The Company's portion of the project is expected to cost approximately $120 million, of which $50.7 million was expended through December 31, 1999. As of December 31, 1999, the Company had a letter of credit in favor of Foster Wheeler USA for $86.9 million to collateralize its obligations related to the Port Arthur heavy oil upgrade project.

   The heavy oil upgrade project is expected to be mechanically complete by November 2000 with start-up of the project in the first quarter of 2001. The Company entered into agreements with PACC pursuant to which the Company will provide certain operating, maintenance and other services and will purchase the output from PACC's processing of the Maya crude oil available to it under the PMI crude oil agreement. The finished products produced by the Company will be substantially similar to those historically produced by the Company as a result of the upgrade project and its arrangements with PACC. The Company expects to be able to provide services to PACC principally using its existing workforce. The Company will receive compensation under these agreements at fair market value that is expected to be in the aggregate favorable to the Company. As a result of these agreements, PACC will become a significant supplier of partially-refined products representing approximately 200,000 barrels per day of feedstocks for the Port Arthur refinery. At December 31, 1999, the Company had a net outstanding receivable balance of $0.4 million from PACC, consisting of a receivable of $0.5 million for services provided under the services and supply agreement and fees paid by the Company on PACC's behalf and a $0.1 million payable for the overpayment of such services in a prior period. These amounts may be offset. A summary of these agreements is as follows:

 Services and Supply Agreement

   Pursuant to this agreement, the Company will provide to PACC a number of services and supplies needed for operation of their new and leased units. The Company is required to provide all such services and supplies in accordance with specified standards, including prudent industry practices. These services and supplies include the following:

  . Operating the Company's process units that are leased to PACC;

  . Operating and maintaining the other portions of the Port Arthur refinery owned by the Company in a manner that ensures its ongoing ability to perform its obligations to PACC and that is consistent with specified standards and the efficient operation of PACC's new and leased units;

                        CLARK USA INC. AND SUBSIDIARIES

  . Performing routine, preventative and major maintenance for PACC's new and leased units;

  . Supervising and training PACC's employees;

  . Managing the processing of PACC's feedstocks through the new and leased units;

  . Managing crude oil purchases on behalf of PACC and the transportation of such oil to the Port Arthur refinery;

  . Procuring and managing supply contracts on PACC's behalf for the portion of light crude oil that is necessary for processing heavy crude oil by PACC;

  . Procuring an alternative supply of crude oil should Maya no longer be available to PACC pursuant to their long term crude oil supply agreement with PMI;

  . Coordinating the scheduling and performance of all maintenance turnarounds of processing units at the Port Arthur refinery, including turnarounds of units comprising PACC's new and leased units, in accordance with industry standards and in a manner that, when possible, minimizes operational disruptions to, and economic impact on, when possible, both PACC and the Company;

  . Providing utilities and other support services; and

  . Providing or arranging for all feedstocks (other than crude oil), catalysts, chemicals and other materials necessary for the operation of PACC's new and leased units and a number of other services including contract management services, procurement services, personnel management services, security services and emergency response services.

   Under the services and supply agreement, the Company also has a right of first refusal, which it may exercise each quarter, to require PACC to process crude oil in an amount equal to the portion, if any, of the processing capacity of PACC's new and leased units that exceeds the amount they need to process the Maya available to PACC under their long term crude oil supply agreement with PMI or an equivalent amount available to them under an alternative supply arrangement. The Company will pay a processing fee for each quarter that it exercises this right of first refusal. The Company expects the portion available to it pursuant to this right to be approximately 20% of the processing capacity of PACC's new and leased units. Amounts due and receivable under this agreement may be offset against each other, but not against amounts otherwise due and receivable from PACC.

 Product Purchase Agreement

   Pursuant to the product purchase agreement, the Company is obligated to accept and pay for all final and intermediate products of PACC's new and leased units that are tendered for delivery, subject to the Company's right as PACC's sole customer to request that PACC's new and leased units produce a certain mix of products. This right, however, is subject to specified limitations that are designed to ensure that PACC utilizes the entire amount of Maya available to it under its long term crude oil supply agreement or an equivalent amount from an alternative supplier and that the operations of the Port Arthur refinery are optimized in a manner that is mutually beneficial to PACC and the Company and that does not benefit the Company at PACC's expense. Amounts due and receivable under this agreement may not be offset with amounts otherwise due and receivable from PACC.

   PACC's new and leased units will produce a variety of products, some of which are readily saleable on the open market, including finished refined products such as petroleum coke, sulfur, kerosene, or other finished refined products, and some of which are intermediate refined products, including products such as gas oils, unfinished naphthas, unfinished jet fuel and other intermediate refined products. The Company will be purchasing these products from PACC for immediate resale, in the case of finished refined products, or for further processing into higher-valued products in the case of intermediate refined products. The Company may sell excess

                        CLARK USA INC. AND SUBSIDIARIES
intermediate refined products if the supply of these products exceeds its needs because of refinery unit shutdowns or temporary reduced capacity.

   The product purchase agreement includes pricing formulas for each of the 42 products expected to be produced by PACC's new and leased units. These formulas are intended to reflect fair market pricing of these products and will be used to determine the amounts payable to PACC by the Company. Many of the intermediate refined products do not have a widely quoted market price. As a result, formulas for these products are based on widely quoted product prices of other refined products from sources such as Platt's Oilgram Price Report, Oil Pricing Information Service or Dynergy or is calculated based on the weighted average of delivered cost of natural gas delivered to the Company. To the extent, however, that any of PACC's products are purchased by the Company and immediately resold to a non-affiliated third party, the price payable to PACC by the Company for such product will be the purchase price received by the Company from such third party, whether higher or lower than the formula price, less a specified marketing fee. While market prices for these commodities fluctuate throughout each day and the pricing formulas are based on average daily prices, the Company expects that the price paid by any third party purchaser of these products would be substantially the same as that paid by the Company in the same circumstances. An independent engineer has reviewed these formulas and found that the pricing reflects arms-length mechanisms and market-based prices and contain fair market terms. The marketing fee is intended to be consistent with a fair market fee that would be charged by an unaffiliated third party. The cost of marketing these products outside of this product purchase agreement would be incurred whether PACC sold the products directly or paid the Company or another third party to do so on its behalf. The Company's failure to perform under the product purchase agreement would give PACC a cause of action for resulting damages to PACC.

 Facility and Site Lease

   PACC is leasing the Company's crude unit, vacuum tower and one naphtha and two distillate hydrotreaters and the site on which they are located at the Port Arthur refinery pursuant to this facility and site lease for fair market value. Pursuant to this facility and site lease, the Company has also granted PACC an easement across the remainder of the Port Arthur refinery property owned by it, a portion of the Company's dock adjacent to the Port Arthur refinery and specified pipelines and crude oil handling facilities needed to transport crude oil from docking facilities in Nederland, Texas, to the Port Arthur refinery. After start-up of the heavy oil upgrade project, PACC will make quarterly rent payments to the Company of approximately $8 million, which amount will be adjusted over time for inflation. This lease has an initial term of 30 years, which may be renewed at PACC's option for five additional renewal terms of five years each. Amounts due and receivable under this agreement may not be offset against amounts otherwise due and receivable from PACC.

 Ground Lease

   Under this lease, the Company is leasing sites to PACC within the Port Arthur refinery on which their new processing units will be located. The initial term of the ground lease is 30 years and it may be renewed for five additional five-year terms. This lease was fully prepaid by PACC in advance for $25,000, which approximated fair market value.

12. Employee Benefit Plans

 Postretirement Benefits Other Than Pensions

   Clark R&M provides health insurance in excess of social security and an employee paid deductible amount, and life insurance to most retirees once they have reached a specified age and specified years of service.

                        CLARK USA INC. AND SUBSIDIARIES

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

                        CLARK USA INC. AND SUBSIDIARIES

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

17. Contingencies

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

April 19, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
     /s/ William C. Rusnack          Director, Chief Executive       April 19, 2000
____________________________________  Officer and President
         William C. Rusnack

     /s/ Marshall A. Cohen           Director and Chairman of the    April 19, 2000
____________________________________  Board
         Marshall A. Cohen

       /s/ David I. Foley            Director                        April 19, 2000
____________________________________
           David I. Foley

     /s/ Robert L. Friedman          Director                        April 19, 2000
____________________________________
         Robert L. Friedman

     /s/ Richard C. Lappin           Director                        April 19, 2000
____________________________________
         Richard C. Lappin

       /s/ Maura J. Clark            Executive Vice President,       April 19, 2000
____________________________________  Corporate Development and
           Maura J. Clark             Chief Financial Officer
                                      (Principal Financial
                                      Officer)

     /s/ Dennis R. Eichholz          Controller and Treasurer        April 19, 2000
____________________________________  (Principal Accounting
         Dennis R. Eichholz           Officer)

April 19, 2000