Form 10-Q
period 2000-03-31
CLARK USA INC /DE/
filed 2000-05-15
CIK 898444

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q




X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 2000

                                     OR




            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
            For the transition period from  __________ to __________

                        Commission file number 1-13514

                               PREMCOR USA INC.
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

                               CLARK USA, INC.
                         (Former name of registrant)

       Registrant's telephone number, including area code (314) 854-9696

	Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

	Number of shares of registrant's common stock, $.01 par value, outstanding as of May 8, 2000, 100, all of which were owned by Premcor Inc.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of
Premcor USA Inc.:


We have reviewed the accompanying consolidated balance sheet of Premcor USA Inc. and Subsidiaries (the "Company") as of March 31, 2000 and the related consolidated statements of operations and cash flows for the three-month period ended March 31, 1999 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 1999, and the related consolidated statements of operations, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 16, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




Deloitte & Touche LLP




St. Louis, Missouri
May 8, 2000

                        PREMCOR USA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (dollars in millions, except share data)

                                Reference  December 31,  March 31,
                                  Note        1999         2000
                                ---------  ------------  ----------
                ASSETS                                  (unaudited)

CURRENT ASSETS:
   Cash and cash equivalents               $     306.2   $   253.1
   Short-term investments                          1.4         1.4
   Accounts receivable                           197.6       208.6
   Inventories                      3            252.2       317.1
   Prepaid expenses and other                     37.2        35.7
                                           ------------  -----------
          Total current assets                   794.6       815.9

PROPERTY, PLANT, AND EQUIPMENT, NET              616.8       629.9
OTHER ASSETS                       4, 5          121.6       116.3
                                           ------------  -----------
                                           $   1,533.0   $ 1,562.1
                                           ============  ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                        $     335.0   $   380.2
   Accrued expenses and other       5             75.8        74.5
   Accrued taxes other than income                39.5        40.0
                                           ------------  -----------
          Total current liabilities              450.3       494.7

LONG-TERM DEBT                                   969.9       970.0
OTHER LONG-TERM LIABILITIES                       64.8        64.8
COMMITMENTS AND CONTINGENCIES       8               --          --

EXCHANGEABLE PREFERRED STOCK
   ($.01 par value per share; 250,000 shares
   authorized; 78,789 shares issued)              81.1        83.3

COMMON STOCKHOLDER'S EQUITY:
   Common stock ($.01 par value per share;
      100 shares authorized and 100 shares
      issued and outstanding)                       --          --
   Paid-in capital                               206.4       206.4
   Retained earnings (deficit)                  (239.5)     (257.1)
                                           ------------  ----------
           Total common stockholder's equity     (33.1)      (50.7)
            (deficit)                      ------------  ----------
                                           $   1,533.0   $ 1,562.1
                                           ============  ==========

The accompanying notes are an integral part of these statements.

                   PREMCOR USA INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                   (unaudited, dollars in millions)
                                                   For the Three Months
                                        Reference   Ended March 31,
                                                   --------------------
                                          Note        1999      2000
                                        ---------  ---------  ---------
NET SALES AND OPERATING REVENUES                   $   897.2  $ 1,559.4

EXPENSES:
  Cost of sales                                       (819.6)  (1,424.1)
  Operating expenses                                   (97.1)    (104.2)
  General and administrative expenses                  (13.2)     (10.4)
  Depreciation                                          (8.8)      (8.7)
  Amortization                             4            (5.1)      (7.5)
  Inventory recovery to market             3            96.2         --
                                                   ----------  ---------
                                                      (847.6)  (1,554.9)
                                                   ----------  ---------
OPERATING INCOME                                        49.6        4.5

Interest and finance costs, net          4, 5          (21.1)     (19.6)
                                                   ----------  ---------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                   28.5      (15.1)

Income tax benefit (provision)             6             1.1       (0.2)
                                                   ----------  ---------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS              29.6      (15.3)

Discontinued operations, net of income tax provision
   of $1.1                                               1.9         --
                                                   ----------  ---------
NET EARNINGS (LOSS)                                     31.5      (15.3)

 Preferred stock dividends                              (2.0)      (2.3)
                                                   ----------  ---------
NET EARNINGS (LOSS) AVAILABLE TO COMMON STOCK      $    29.5   $  (17.6)
                                                   ==========  =========

The accompanying notes are an integral part of these statements.


                        PREMCOR USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (unaudited, dollars in millions)

                                                   For the Three Months
                                                      Ended March 31,
                                                   --------------------
                                                      1999      2000
                                                   ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                              $   31.5   $  (15.3)
  Discontinued operations                              (1.9)        --
  Adjustments:
       Depreciation                                     8.8        8.7
       Amortization                                     6.6        9.6
       Inventory recovery to market                   (96.2)        --
       Other, net                                      (0.2)      (0.4)

  Cash provided by (reinvested in) working capital -
       Accounts receivable, prepaid expenses and
       other                                           (7.7)      (9.1)
       Inventories                                     86.4      (64.9)
       Accounts payable, accrued expenses, taxes other
       than income and other                           (5.8)      44.9
                                                   ---------  ---------
         Net cash provided by (used in) operating
         activities of continuing operations           21.5      (26.5)
         Net cash provided by operating activities
         of discontinued operations                     1.2         --
                                                   ---------  ---------
         Net cash provided by (used in) operating
         activities                                    22.7      (26.5)
                                                   ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment      (40.4)     (22.1)
  Expenditures for turnaround                         (24.3)      (2.2)
  Proceeds from sale of assets                           --        0.3
  Purchases of short-term investments                  (3.2)      (1.5)
  Sales and maturities of short-term investments        2.9        1.5
  Discontinued operations                              (0.7)        --
                                                    ---------  ---------
           Net cash used in investing activities      (65.7)     (24.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt payments                              (0.8)      (0.8)
  Deferred financing costs                               --       (1.8)
                                                    ---------  ---------
           Net cash used in financing activities       (0.8)      (2.6)
                                                    ---------  ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS             (43.8)     (53.1)
CASH AND CASH EQUIVALENTS, beginning of period        148.1      306.2
                                                    ---------  ---------
CASH AND CASH EQUIVALENTS, end of period            $ 104.3    $ 253.1
                                                    =========  =========

The accompanying notes are an integral part of these statements.

FORM 10-Q - PART I
ITEM 1 Financial Statements (continued)

Premcor USA Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2000
(tabular dollar amounts in millions of U.S. dollars)

1.	Basis of Preparation

      	The consolidated interim financial statements of Premcor USA Inc. and subsidiaries (formerly Clark USA, Inc. and subsidiaries, the "Company") have been reviewed by independent accountants. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. The financial statements are presented in accordance with the disclosure requirements for Form 10-Q. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K/A.

        The Company changed its name effective May 10, 2000 due to a 1999 transaction with Apollo Management L.C. in which the Company sold the retail marketing division as well as the Clark trade name.

       	The Company has made certain reclassifications to the prior period to conform to current period presentation.

2.	New Accounting Standard

        In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133, ''Accounting for Derivative Instruments and Hedging Activities''. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement, as amended, becomes effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is currently evaluating this new standard and the impact it may have on the Company's accounting and reporting.

3.	Inventories

       	The carrying value of inventories consisted of the following:

                                                    December 31,    March 31,
                                                       1999           2000
                                                    ------------  ------------

        Crude oil.............................      $   95.1      $   76.7
        Refined products and blendstocks......         134.6         217.8
        Warehouse stock and other.............          22.5          22.6
                                                    ------------  ------------
                                                    $  252.2      $  317.1
                                                    ============  ============

       	The market value of the crude oil and refined product inventories at March 31, 2000 was approximately $104.6 million above carrying value. In the first quarter of 1999 there was a $96.2 million recovery of the prior year write-down of inventory costs to market.

4.	Other Assets

       	Amortization of deferred financing costs for the three-month period ended March 31, 2000 was $2.1 million (1999 - $1.4 million) and was included in "Interest and finance costs, net."

       	Amortization of refinery maintenance turnaround costs for the three-month period ended March 31, 2000 was $7.5 million (1999 - $5.1 million).

5. Interest and Finance Costs, net

       	Interest and finance costs, net, consisted of the following:

                                                         For the Three Months
                                                            Ended March 31,
                                                         --------------------
                                                             1999       2000
                                                         ---------  ---------
       Interest expense................................. $   23.3   $   23.1
       Financing costs .................................      1.5        2.1
       Interest and finance income......................     (1.7)      (3.9)
                                                         ---------  ---------
                                                             23.1       21.3
       Capitalized interest.............................     (2.0)      (1.7)
                                                         ---------  ---------
                                                         $   21.1   $   19.6
                                                         =========  =========
      	Cash paid for interest expense for the three-month period ended
March 31, 2000 was $18.8 million (1999 - $19.0 million). Accrued interest payable as of March 31, 2000 of $19.4 million (December 31, 1999 - $15.2 million) was included in "Accrued expenses and other."

6.	Income Taxes

        The Company received net cash income tax refunds of $2.2 million during the first quarter of 2000 (1999 - no net cash income tax payments). The income tax provision related to discontinued operations for the three-month period ended March 31, 1999 was $1.1 million. The income tax benefit on earnings from continuing operations for the same period was $1.1 million, which reflects the intraperiod utilization of net operating losses.

7.	Related Party Transactions

     	At March 31, 2000, the Company had a net outstanding receivable balance of $0.5 million from Port Arthur Coker Company L.P. ("PACC"), consisting of a receivable of $0.6 million for services provided under the services and supply agreement and fees paid by the Company on PACC's behalf and a $0.1 million payable for the overpayment of such services in a prior period. These amounts may be offset.

8.	Commitments and Contingencies

     	Premcor USA Inc. is subject to various legal proceedings related to governmental regulations and other actions arising out of the normal course of business, including legal proceedings related to environmental matters. While it is not possible at this time to establish the ultimate amount of liability with respect to the Company's contingent liabilities, the Company is of the opinion that the aggregate amount of any such liabilities, for which a provision has not been made, will not have a material adverse effect on its financial position. However, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    	 Premcor USA Inc. (formerly Clark USA, Inc., the "Company") is a wholly-owned subsidiary of Premcor Inc. (formerly Clark Refining Holdings Inc., the "Parent") and owns all of the outstanding capital stock of The Premcor Refining Group Inc. (formerly Clark Refining & Marketing, Inc., the
"Refining Group"). The Company also owns all of the outstanding capital stock of The Premcor Pipeline Co. (formerly Clark Pipe Line Company,
"Premcor Pipeline"). Because the Refining Group is the principal subsidiary of the Company, a discussion of the Company's results of operations consists principally of a discussion of the Refining Group's results of operations.
See Item 5 - Other Information for additional information related to the name change of the Company and its affiliates.

Results of Operations
Financial Highlights

      The following table reflects the Company's financial and operating highlights for the three-month periods ended March 31, 1999 and 2000. All amounts listed are dollars in millions, except per barrel information.
Certain information was restated to reflect current period presentation. The table provides supplementary data and is not intended to represent an income statement presented in accordance with generally accepted accounting principles.


Operating Income:
                                                         For the three months
                                                            ended March 31,
                                                         --------------------
                                                            1999      2000
                                                         ---------  ---------
Port Arthur Refinery
        Crude oil throughput (000 barrels per day)          213.0     203.7
        Production (000 barrels per day)                    204.6     210.4
        Gross margin (per barrel of production)          $   2.19   $  3.94
        Gulf Coast 3/2/1 crack spread (per barrel)       $   1.21   $  3.45
        Operating expenses                                  (40.2)    (47.2)
        Net margin                                       $    0.1   $  28.2

Midwest Refineries and Other
        Crude oil throughput (000 barrels per day)          242.4     236.3
        Production (000 barrels per day)                    248.0     242.8
        Gross margin (per barrel of production)          $   1.29   $  3.44
        Chicago 3/2/1 crack spread (per barrel)          $   1.79   $  4.47
        Operating expenses                                  (56.9)    (56.7)
        Premcor Pipeline net margin                           0.8        --
        Net margin                                       $  (27.3)  $  19.3

General and administrative expenses                         (13.2)    (10.4)
                                                         ---------  ---------
        Operating Contribution                              (40.4)     37.1
Inventory timing adjustment gain (loss) (a)                   7.7     (16.4)
Inventory recovery to market                                 96.2        --
Depreciation and amortization                               (13.9)    (16.2)
                                                         ---------  ---------
        Operating income                                 $   49.6    $  4.5
                                                         =========  =========

(a)	Includes adjustments to inventory costs caused by differences between when and how crude oil is actually purchased, refined products are actually sold and inventories are managed, and a daily "market in, market out" operations measurement methodology.

      The Company recorded a net loss from continuing operations of $15.3 million in the first quarter of 2000 as compared to net earnings from continuing operations of $29.6 million in the same period a year ago. Net earnings from continuing operations in the first quarter of 1999 included a $96.2 million after-tax recovery of a previous writedown of inventory costs to market value. Excluding this non-cash item, net earnings from continuing operations improved $51.3 million in the first quarter of 2000 from the year-ago period. Net sales and operating revenues and costs of sales increased approximately 74% in the first quarter of 2000 as compared to the same period of 1999 principally due to higher petroleum prices. Petroleum prices increased an average of $15 to $20 per barrel in the first quarter of 2000 from the first quarter of 1999 due to lower world-wide petroleum inventories.

        Operating Contribution (earnings before interest, depreciation, amortization, inventory-related items and taxes) of $37.1 million in the first quarter of 2000 was improved versus an Operating Contribution loss of $40.4 million in the same period of 1999 as margins for light products (gasoline and distillates) improved dramatically from 1999 lows. Operating income was reduced by $16.4 million in the first three months of 2000 due to the negative impact of inventory timing adjustments. Included in inventory timing adjustments was a loss of $38.4 million that reflected the increased cost of crude oil acquisition and inventory management in a volatile and backwardated hydrocarbon market. This loss was partially offset by a $22 million non-cash benefit resulting from the difference between the Company's market in, market out approach of measuring Operating Contribution and inventory cost determinations under generally accepted accounting principles.

      	Operating Contribution improved in the first quarter of 2000 as compared to the year-ago period as light product margins benefited from reduced industry inventories resulting from solid demand and lower industry production of refined products. However, high and volatile feedstock costs did put pressure on margins offsetting some of this benefit. This pressure was particularly evident in margins for heavy products, such as petroleum coke and residual fuel that did not track the increase in crude oil prices in the period. In addition, the Company also experienced higher relative costs for foreign sour crude oil in the first quarter of 2000.

        The improvement in light product margins was reflected by improvements in 3/2/1 crack spreads, which are indicators of refining margins based on quoted market prices. The 3/2/1 crack spread is calculated by subtracting the price for three barrels of WTI crude oil from the price of two barrels of regular unleaded gasoline and one barrel of high sulfur diesel fuel, and dividing the total by three. In the first quarter of 2000, 3/2/1 crack spreads in the Gulf Coast market averaged $3.45 per barrel versus only $1.21 per barrel for the same period in 1999.

      	Crude oil throughput rates in the first quarter of 2000 averaged approximately 100,000 barrels per day below capacity in total for all refineries. Approximately half of this reduction was due to economic reasons and half was due to unplanned downtime. The Company planned lower operating rates at its four facilities due to weak margin conditions in the fourth quarter 1999 and early in the first quarter of 2000. Early in 2000, the Lima refinery had unplanned downtime due to two electrical outages and a failed compressor. The total impact at the Lima refinery averaged approximately 30,000 barrels per day in the first three months of 2000. The other principal unplanned downtime was at the Blue Island refinery, which required unplanned maintenance on its vacuum and crude unit early in the first quarter of 2000.
The impact at the Blue Island refinery averaged approximately 10,000 barrels per day in the first quarter of 2000. The total impact of unplanned downtime versus the optimum was estimated at $15 to $20 million on Operating Contribution in the first quarter of 2000. In addition, costs that were included in Inventory Timing Adjustments were incurred associated with management of excess inventories. In the first quarter of 1999, the Company had reduced throughput due to weak margins and planned maintenance turnarounds. The Company conducted a 33 day turnaround at its Port Arthur refinery in April and early May 2000 that reduced crude oil throughput to zero during the turnaround.

        Operating expenses at the Port Arthur refinery increased during the first quarter of 2000 due to higher energy and repair and maintenance expenses, while operating expenses for the Midwest refineries were flat year over year. General and administrative expenses in the first quarter of 2000 were lower than 1999 due to costs eliminated by the sale of the Company's refined product terminals and Y2K remediation costs incurred in 1999, and lower incentive bonus accruals.

Other Financial Highlights

     	Depreciation and amortization expenses increased in the three months ended March 31, 2000 over the comparable period in 1999 principally because of higher amortization of turnaround costs associated with Lima refinery turnarounds performed in 1999. Interest and finance costs, net for the three months ended March 31, 2000 decreased over the comparable period in 1999 principally because of increased interest income resulting from higher invested balances and interest rates. The increased interest income was partially offset by higher interest expense on the Company's floating rate term debt and higher working capital facility costs.


Liquidity and Capital Resources

     	Net cash provided by operating activities, excluding working capital changes, for the three months ended March 31, 2000 was $2.6 million compared to cash used of $51.4 million in the year-earlier period. Working capital as of March 31, 2000 was $321.2 million, a 1.65-to-1 current ratio, versus $344.3 million as of December 31, 1999, a 1.77-to-1 current ratio. The improvement in net cash provided by operating activities, excluding working capital changes, principally resulted from the improved industry market conditions.

      	In general, the Company's short-term working capital requirements fluctuate with the price and payment terms of crude oil and refined petroleum products. The Refining Group has in place a credit agreement (the "Credit Agreement") which provides for the issuance of letters of credit up to the lesser of $620 million or the amount of a borrowing base calculated with respect to the Refining Group's cash and eligible cash equivalents, eligible investments, eligible receivables, eligible petroleum inventories, paid but unexpired letters of credit, and net obligations on swap contracts. The Credit Agreement also provides for direct cash borrowings up to $50 million.
Borrowings under the Credit Agreement are secured by a lien on substantially all of the Refining Group's cash and cash equivalents, receivables, crude oil and refined product inventories and trademarks. The borrowing base associated with such facility at March 31, 2000 was $757 million and approximately $494 million of the facility was utilized for letters of credit. In addition, the Refining Group had cash collateralized arrangements with certain lenders to issue up to $70 million of letters of credit for the Refining Group's commitments associated with a project at its Port Arthur refinery and for non-hydrocarbon items which totaled $60.8 million as of March 31, 2000. As of March 31, 2000, there were no direct borrowings under the Credit Agreement. The Credit Agreement expires on June 30, 2001.

      	In 1998, the Refining Group began an upgrade project at its Port Arthur refinery that includes the construction of new coking, hydrocracking, sulfur removal capability, and the expansion of the existing crude unit capacity to 250,000 barrels per day (the "Coker Project"). The Coker Project will allow the refinery to process primarily lower-cost, heavy sour crude oil. In the third quarter of 1999, the Refining Group sold a portion of the work in progress and certain other assets to Port Arthur Coker Company L.P. ("PACC"), a company that is an affiliate of, but not controlled by, the Refining Group. PACC is completing the construction of the new coking, hydrocracking, and sulfur removal facilities. The Refining Group is expanding its crude unit capacity and making certain other improvements that are part of the Coker Project. PACC and the Refining Group have entered into certain agreements associated with the Coker Project. The Coker Project is expected to begin operation in the first quarter of 2001. Additional information regarding the Coker Project is included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

      	Cash flows used in investing activities in the first quarter of 2000 were $24.0 million as compared to $65.7 million in the year-earlier period. Cash flows used in investing activities were lower in the first quarter of 2000 than the year-ago period principally due to lower maintenance turnaround and capital expenditures. In the first quarter of 1999, the Lima, Port Arthur, and Blue Island refineries had maintenance turnaround activity totaling $24.3 million. Capital expenditures were $22.1 million in the first quarter of 2000 versus $40.4 million in the same period of 1999. Capital expenditures associated with the Coker Project were $16.6 million in the first quarter of 2000 versus $33.3 million in the first quarter of 1999. As noted above, a portion of the Coker Project expenditures incurred in 1999 were sold to PACC in August 1999. The Company has invested $67.3 million, net in the Coker Project since its inception.

      	Cash flows used in financing activities for the first quarter of 2000 were higher as compared to the same period in 1999 principally because of the additional costs of expanding the Refining Group's Credit Agreement in 2000 to $620 million from the $540 million originally put into place in November 1999.

        Premcor USA Inc. relies on the Refining Group for substantially all of its liquidity in order to meet its interest and other costs. Premcor USA Inc. is required to make interest payments on its 10 7/8% Notes due 2005 of $9.5 million on June 1 and December 1 of each year and expects its other costs to total less than $1 million per year. Premcor USA Inc. currently pays dividends on its 11 1/2% Exchangeable Preferred Stock in-kind. As of March 31, 2000, cash, cash equivalents, and short-term investments owned by Premcor USA Inc. without restriction amounted to $21.4 million. However, Premcor USA Inc.'s ability to access the Refining Group's cash flows from operating activities is limited by covenants governing certain of the Refining Group's outstanding debt securities. As of March 31, 2000, the Refining Group was unable under the terms of such debt securities to pay dividends or otherwise distribute any additional funds to Premcor USA Inc. Premcor USA Inc. believes it will have adequate liquidity to meet its working capital needs for the next year, but unless such Refining Group debt securities are amended or repaid or the Refining Group's net earnings are sufficient to allow dividends under its covenants, it will require additional liquidity to make its June 1, 2001 interest payment and to fund its needs beyond June 2001. Such debt securities are currently redeemable at par by the Refining Group.

      	Funds generated from operating activities together with existing cash, cash equivalents and short- term investments and proceeds from asset sales are expected to be adequate to fund existing requirements for working capital and capital expenditure programs at the Refining Group for the next year. Due to the commodity nature of its feedstocks and products, the Company's operating results are subject to rapid and wide fluctuations. While the Company believes the Refining Group's maintenance of large cash, cash equivalents and short-term investment balances and its operating philosophies will be sufficient to provide the Refining Group with adequate liquidity through the next year, there can be no assurance that market conditions will not be worse than anticipated. Future working capital, discretionary capital expenditures, environmentally mandated spending and acquisitions may require additional debt or equity capital.


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

      	Even though the Company believes its expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. There are many reasons why actual results could, and probably will, differ from those contemplated in the Company's forward-looking statements. These include, among others, changes in:

~ Industry-wide refining margins
~ Crude oil and other raw material costs, embargoes, industry expenditures for the discovery and production of crude oil, and military conflicts between, or internal instability in, one or more oil-producing countries, and governmental actions
~ Market volatility due to world and regional events
~ Availability and cost of debt and equity financing
~ Labor relations
~ U.S. and world economic conditions

~ Supply and demand for refined petroleum products
~ Reliability and efficiency of the Company's operating facilities. There are many hazards common to operating oil refining and distribution facilities. Such hazards include equipment malfunctions, plant construction/repair delays, explosions, fires, oil spills and the impact of severe weather
~ Actions taken by competitors which may include both pricing and expansion or retirement of refinery capacity
~ The enforceability of contracts
~ Civil, criminal, regulatory or administrative actions, claims or proceedings and regulations dealing with protection of the environment, including refined petroleum product composition and characteristics
~ Other unpredictable or unknown factors not discussed

      	Because of all of these uncertainties, and others, you should not place undue reliance on the Company's forward-looking statements.


PART II - OTHER INFORMATION

ITEM 5 - Other Information

Company Name Change

      	Effective May 10, 2000 the Company has changed its name to Premcor USA Inc. from Clark USA, Inc. In connection with this name change, the following affiliated companies have also changed their names:

        New Name                         Former Name

Parent Company:
        Premcor Inc.                     Clark Refining Holdings Inc.

Subsidiaries:
        The Premcor Pipeline Co.         Clark Pipe Line Company
        The Premcor Refining Group Inc.  Clark Refining & Marketing, Inc.

Subsidiaries of The Premcor Refining Group Inc.
        Premcor Investments Inc.         Clark Investments, Inc.
        Premcor P.A. Pipeline Company    Clark Port Arthur Pipe Line Company


ITEM 6 - Exhibits and Reports on Form 8-K

	(a)	Exhibits
		Exhibit 27.1 - Financial Data Schedule

	(b)	Reports on Form 8-K
	None

SIGNATURE

      	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   PREMCOR USA INC.
                                                     (Registrant)





                                         /s/  Dennis R. Eichholz
                                        ------------------------------------
                                         Dennis R. Eichholz
                                         Controller and Treasurer (Principal
                                         Accounting Officer)



May 12, 2000