Form 10-Q
period 2000-06-30
PREMCOR USA INC
filed 2000-08-11
CIK 898444

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q




X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 2000

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

	Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

	Number of shares of registrant's common stock, $.01 par value, outstanding as of August 11, 2000, 100, all of which were owned by Premcor Inc.

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors of
Premcor USA Inc.:


We have reviewed the accompanying consolidated balance sheet of Premcor USA Inc. and Subsidiaries (the "Company") as of June 30, 2000 and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 1999 and 2000, and consolidated statements of cash flows for the six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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




Deloitte & Touche LLP




St. Louis, Missouri
August 2, 2000

                           PREMCOR USA INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                       (dollars in millions, except share data)

                                        Reference    December 31,  June 30,
                                          Note           1999        2000
                                        ---------    ------------  ---------
              ASSETS                                               (unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                         $   306.2      $   179.5
   Short-term investments                                  1.4            1.4
   Accounts receivable                                   197.6          347.4
   Inventories                              3            252.2          451.0
   Prepaid expenses and other                             37.2           34.2
          Total current assets                       ---------      ---------
                                                         794.6        1,013.5
PROPERTY, PLANT, AND EQUIPMENT, NET                      616.8          675.6
OTHER ASSETS                                4            121.6          125.0
                                                     ---------      ---------
                                                     $ 1,533.0      $ 1,814.1
                                                     =========      =========
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:

   Accounts payable                                  $   335.0      $   556.2
   Accrued expenses and other               5             75.8           63.0
   Accrued taxes other than income                        39.5           38.5
                                                     ---------      ---------
          Total current liabilities                      450.3          657.7

LONG-TERM DEBT                                           969.9          970.0
OTHER LONG-TERM LIABILITIES                               64.8           67.7
COMMITMENTS AND CONTINGENCIES               8              --            --

EXCHANGEABLE PREFERRED STOCK
   ($.01 par value per share; 250,000 shares
   authorized; 83,319 shares issued)                      81.1           85.7

COMMON STOCKHOLDER'S EQUITY:
   Common stock ($.01 par value per share;
     100 shares authorized, issued and outstanding)        --            --
   Paid-in capital                                       206.4          206.4
   Retained deficit                                     (239.5)        (173.4)
                                                     ----------     ---------
          Total common stockholder's equity (deficit)    (33.1)          33.0
                                                     ----------     ---------
                                                     $ 1,533.0      $ 1,814.1
                                                     ==========     =========

The accompanying notes are an integral part of these statements.

                      PREMCOR USA INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                      (unaudited, dollars in millions)
                                                         For the Three Months
                                                            Ended June 30,
                                                         --------------------
                                              Reference
                                                 Note      1999      2000
                                              ---------  ---------  ---------
NET SALES AND OPERATING REVENUES                         $ 1,059.9  $ 1,720.4

EXPENSES:
  Cost of sales                                             (959.8)  (1,475.1)
  Operating expenses                                         (95.8)    (109.5)
  General and administrative expenses                        (12.5)     (12.3)
  Depreciation                                                (8.6)      (8.3)
  Amortization                                    4           (6.9)      (8.9)
  Inventory recovery to market                    3            9.6         --
                                                         ---------  ---------
                                                          (1,074.0)  (1,614.1)
                                                         ---------  ---------
OPERATING INCOME (LOSS)                                      (14.1)     106.3

  Interest and finance costs, net              4, 5          (20.7)     (20.0)
                                                         ---------  ---------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                        (34.8)      86.3

  Income tax (provision) benefit                  6            1.5       (0.2)
                                                         ---------  ---------

EARNINGS (LOSS) FROM CONTINUING OPERATIONS                   (33.3)      86.1

  Discontinued operations, net of income tax
  provision of $1.9                               6            3.0        --
                                                         ---------  ---------
NET EARNINGS (LOSS)                                          (30.3)      86.1

  Preferred stock dividends                                   (2.2)      (2.4)
                                                         ---------  ---------
NET EARNINGS (LOSS) AVAILABLE TO COMMON STOCKHOLDERS     $   (32.5) $    83.7
                                                         =========  =========

The accompanying notes are an integral part of these statements.

                   PREMCOR USA INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                    (unaudited, dollars in millions)
                                                             For the Six Months
                                                               Ended June 30,
                                                             -----------------
                                                  Reference
                                                    Note        1999      2000
                                                  --------- --------- --------
NET SALES AND OPERATING REVENUES                            $ 1,957.1 $ 3,279.8

EXPENSES:
  Cost of sales                                              (1,779.4) (2,899.2)
  Operating expenses                                           (192.9)   (213.7)
  General and administrative expenses                           (25.7)    (22.7)
  Depreciation                                                  (17.4)    (17.0)
  Amortization                                      4           (12.0)    (16.4)
  Inventory recovery to market                      3           105.8      --
                                                             --------  --------
                                                             (1,921.6) (3,169.0)
                                                             --------  --------

OPERATING INCOME                                                 35.5     110.8

   Interest and finance costs, net               4, 5           (41.8)    (39.6)
                                                             --------  --------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                            (6.3)     71.2

   Income tax (provision) benefit                   6             2.6      (0.4)
                                                             --------  --------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS                       (3.7)     70.8

   Discontinued operations, net of income tax
     provision of $3.0                              6             4.9      --
                                                             --------  --------

NET EARNINGS                                                      1.2      70.8

  Preferred stock dividends                                      (4.2)     (4.7)
                                                             --------  --------
NET EARNINGS (LOSS) AVAILABLE TO COMMON STOCKHOLDERS         $   (3.0) $   66.1
                                                             ========  ========

The accompanying notes are an integral part of these statements.

                      PREMCOR USA INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (unaudited, dollars in millions)

                                                            For the Six Months
                                                               Ended June 30,
                                                            ------------------
                                                              1999      2000
                                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                              $   1.2   $  70.8
  Discontinued operations                                      (4.9)      --
  Adjustments:
       Depreciation                                            17.4      17.0
       Amortization                                            15.2      20.7
       Inventory recovery to market                          (105.8)      --
       Other, net                                               4.4       2.5

  Cash provided by (reinvested in) working capital -
      Accounts receivable, prepaid expenses and other          11.2    (146.5)
      Inventories                                              86.5    (198.8)
      Accounts payable, accrued expenses, taxes other than
          income and other                                     82.7     213.5
                                                            --------  --------
          Net cash provided by (used in) operating
            activities of continuing operations               107.9     (20.8)
          Net cash provided by operating activities of
            discontinued operations                             3.2       --
                                                            --------  --------
          Net cash provided by (used in) operating
            activities                                        111.1     (20.8)
                                                            --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment             (112.9)    (76.2)
  Expenditures for turnaround                                 (36.0)    (21.7)
  Proceeds from disposals of property, plant and equipment      --        0.5
  Purchases of short-term investments                          (3.2)     (1.5)
  Sales and maturities of short-term investments                2.9       1.5
  Discontinued operations                                      (1.8)      --
                                                            --------  --------
           Net cash used in investing activities             (151.0)    (97.4)
                                                            --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital lease payments                                       (1.6)     (6.6)
  Deferred financing costs                                      --       (1.9)
                                                            --------  --------
           Net cash used in financing activities               (1.6)     (8.5)
                                                            --------  --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                     (41.5)   (126.7)
CASH AND CASH EQUIVALENTS, beginning of period                148.1     306.2
                                                            --------  --------
CASH AND CASH EQUIVALENTS, end of period                    $ 106.6   $ 179.5
                                                            ========  ========

The accompanying notes are an integral part of these statements.

FORM 10-Q - PART I
ITEM 1 Financial Statements (continued)

Premcor USA Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2000
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

	The Company changed its name effective May 10, 2000 pursuant to the terms of a 1999 transaction with Apollo Management L.C. in which the Company sold the retail marketing division as well as the Clark trade name.

2.	New Accounting Standard

        In June 1998, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement, as amended, will be adopted by the Company effective January 1, 2001. Management is continuing to evaluate the impact the adoption of this standard will have on the Company's financial position and results of operations. Based on an initial analysis, management believes no material effect of adoption is currently expected.

3.	Inventories

	The carrying value of inventories consisted of the following:

                                             December 31,    June 30,
                                                 1999          2000
                                             ------------  ----------
        Crude oil..........................  $   95.1      $   208.5
        Refined products and blendstocks...     134.6          220.0
        Warehouse stock and other..........      22.5           22.5
                                             ------------  ----------
                                             $  252.2      $   451.0
                                             ============  ==========

	The market value of crude oil and refined product inventories at June 30, 2000 was approximately $179 million (December 31, 1999 - $78 million) above carrying value. In the first six months of 1999 there was a $105.8 million recovery of a prior year write-down of inventory costs to market. Included in inventory at June 30, 2000 were 1.6 million barrels of crude oil, valued at $42.8 million, for which the Company did not hold title but was obligated to repurchase at a fixed price on a future date.

4.	Other Assets

	Amortization of deferred financing costs for the three- and six-month periods ended June 30, 2000 was $2.1 million (1999 - $1.8 million) and
$4.2 million (1999 - $3.2 million) and was included in "Interest and finance costs, net."

	Amortization of refinery maintenance turnaround costs for the three- and six-month periods ended June 30, 2000 was $8.9 million (1999 - $6.9 million) and $16.4 million (1999 - $12.0 million).

5.	Interest and Finance Costs, net

	Interest and finance costs, net, consisted of the following:

                                For the Three Months      For the Six Months
                                    Ended June 30,          Ended June 30,
                                --------------------      ------------------
                                  1999        2000          1999      2000
                                -------      -------      -------    -------
        Interest expense......  $  23.3      $  23.1      $  46.6    $  46.2
        Financing costs.......      1.8          2.2          3.3        4.3
        Interest and finance
          income..............     (1.2)        (3.6)        (2.9)      (7.5)
                                --------     --------     --------   --------
                                   23.9         21.7         47.0       43.0
        Capitalized interest..     (3.2)        (1.7)        (5.2)      (3.4)
                                --------     --------     --------   --------
                                $  20.7      $  20.0      $  41.8    $  39.6
                                ========     ========     ========   ========

	Cash paid for interest expense for the three- and six-month periods ended June 30, 2000 was $27.2 million (1999 - $27.7 million) and $46.0 million (1999 - $46.7 million), respectively. Accrued interest payable as of June 30, 2000 of $15.2 million (December 31, 1999 - $15.2 million) was included in "Accrued expenses and other."

6. Income Taxes

	The Company made net cash income tax payments during the three-month period ended June 30, 2000 of $0.1 million (1999 - $0.8 million). The Company received net cash income tax refunds during the six-month period ended June 30, 2000 of $2.1 million (1999 - $0.9 million net cash income tax payments). The income tax provision that related to Discontinued Operations for the three- and six-month periods ended June
30, 1999 was $1.9 million and $3.0 million, respectively. The income tax benefit for Continuing Operations for the same periods was $1.5 million and $2.6 million, respectively, which reflected the intraperiod utilization of net operating losses.

7.	Related Party Transactions

	At June 30, 2000, the Company had a net outstanding receivable balance of $0.5 million (December 31, 1999 - $0.4 million) from Port Arthur Coker Company L.P. ("PACC"), consisting of a receivable of $0.6 million for services provided under a services and supply agreement and fees paid by the Company on PACC's behalf and a $0.1 million payable for the overpayment of such services in a prior period. These amounts may be offset.

8.	Commitments and Contingencies

	The Company is subject to various legal proceedings related to governmental regulations and other actions arising out of the normal course of business, including legal proceedings related to environmental matters. While it is not possible at this time to establish the ultimate amount of liability with respect to the Company's contingent liabilities, the Company is of the opinion that the aggregate amount of any such liabilities, for which a provision has not been made, will not have a material adverse effect on its financial position. However, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

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

Results of Operations

Financial Highlights

	The following table reflects the Company's financial and operating highlights for the three- and six-month periods ended June 30, 1999 and 2000. All amounts listed are dollars in millions, except barrel and per barrel information. Certain information was restated to reflect current period presentation. The table provides supplementary data and is not intended to represent an income statement presented in accordance with generally accepted accounting principles.

Operating Income:
                                   For the Three Months    For the Six Months
                                      Ended June 30,          Ended June 30,
                                   --------------------    ------------------
                                      1999      2000          1999      2000
                                   --------    --------    --------   -------
Port Arthur Refinery
 Crude oil throughput
   (000 barrels per day)             213.0       110.2       213.0      156.9
 Production (000 barrels
   per day)                          218.2       159.6       211.4      185.0
 Gross margin (per barrel
   of production)                  $  1.99     $  5.12     $  2.09    $  4.45
 Gulf Coast 3/2/1 crack
   spread (per barrel)                1.44        5.13        1.33       4.29
 Operating expenses                  (38.9)      (50.8)      (79.1)     (98.0)
 Net margin                        $   0.8     $  23.7     $   0.9    $  51.9

Midwest Refineries and Other
 Crude oil throughput
   (000 barrels per day)             269.7       280.3       256.1      258.3
 Production (000 barrels
   per day)                          263.5       277.3       255.8      260.0
 Gross margin (per barrel
   of production)                  $  2.56     $  7.59     $  1.95    $  5.66
 Chicago 3/2/1 crack spread
   (per barrel)                       2.97        8.19        2.38       6.33
 Operating expenses                  (56.5)      (58.2)     (113.4)    (114.9)
 Premcor Pipeline                      0.1        (0.1)        0.9       (0.1)
 Net margin                        $   5.0     $ 133.3     $ (22.3)   $ 152.6

General and administrative expenses  (12.5)      (12.3)      (25.7)     (22.7)
                                   --------    --------    --------   --------
	Operating Contribution
          (loss)                   $  (6.7)    $ 144.7     $ (47.1)   $ 181.8
Inventory timing adjustment gain
   (loss) (a)                         (1.5)      (21.2)        6.2      (37.6)
Inventory recovery to market           9.6         --        105.8        --
Depreciation and amortization        (15.5)      (17.2)      (29.4)     (33.4)
                                   --------    --------    --------   --------
        Operating income (loss)    $ (14.1)    $ 106.3     $  35.5    $ 110.8
                                   ========    ========    ========   ========

(a)	Includes adjustments to inventory costs caused by differences between when and how crude oil is actually purchased, refined products are actually sold and inventories are managed, and a daily "market in, market out" operations measurement methodology.

	The Company had record net earnings from continuing operations of $86.1 million in the second quarter of 2000 as compared to a net loss from continuing operations of $33.3 million in the same period a year ago. For the six-month period ended June 30, 2000, the Company had net earnings from continuing operations of $70.8 million as compared to a net loss from continuing operations of $3.7 million for the same period last year. Net earnings from continuing operations in the three- and six-month periods ended June 30, 1999 included $9.6 million and $105.8 million, respectively, of after-tax recoveries of previous writedowns of inventory costs to market value. Excluding these non-cash items, net earnings from continuing operations improved $129.0 million and $180.3 million in the second quarter and first half of 2000, respectively, from the year-ago period. Net sales and operating revenues increased approximately 62% and 68% in the second quarter and first half of 2000 as compared to the same periods of 1999, and cost of sales increased approximately 54% and 63% in the second quarter and first half of 2000 as compared to the same period of 1999. The increase in net sales and operating revenues and cost of sales was principally due to higher petroleum prices resulting from lower world-wide petroleum inventories.

        Operating Contribution (earnings before interest, depreciation, amortization, inventory-related items and taxes) of $144.7 million in the second quarter of 2000 was improved versus an Operating Contribution loss of $6.7 million in the same period of 1999. Operating Contribution of $181.8 million in the first half of 2000 was also improved versus an Operating Contribution loss of $47.1 million in the same period of 1999. Both the second quarter and year-to-date 2000 results were impacted by dramatic improvements in margins for light products (gasoline and distillates) versus 1999. Operating income was reduced by $21.2 million and $37.6 million in the second quarter and first half of 2000 due to the negative impact of inventory timing adjustments. Market conditions were volatile and backwardated in the second quarter and first half of 2000 resulting in the negative impact of inventory timing adjustments. Backwardation occurs when the future price of a product is less than the price in the current trading month.

	Operating Contribution improved in the second quarter and first half of 2000 as compared to the same periods last year due to strong refined product market conditions, particularly in the Midwest as low U.S. inventory levels, the mandated introduction of a new summer-grade reformulated gasoline, supply disruptions, and solid demand combined to tighten the supply and demand balance. The improvement in light product margins was reflected by improvements in 3/2/1 crack spreads, which are indicators of refining margins based on quoted market prices. The 3/2/1 crack spread is calculated by subtracting the price for three barrels of WTI crude oil from the price of two barrels of regular unleaded gasoline and one barrel of high sulfur diesel fuel, and dividing the total by three. In the second quarter of 2000, the Gulf Coast crack spread averaged $5.13 per barrel versus $1.44 per barrel in 1999, and the average Chicago crack spread increased to $8.19 per barrel compared to
$2.97 per barrel last year.   The particularly steep increase in the
Chicago crack spread was attributed to supply disruptions caused by leaks and other interruptions in pipelines and to industry production challenges in the manufacturing of the mandated phase II reformulated gasoline requirement for the Chicago and Milwaukee markets. In the first half of 2000, 3/2/1 crack spreads in the Gulf Coast market averaged $4.29 per barrel versus only $1.33 per barrel for the same period in 1999, and the Chicago market averaged $6.33 per barrel versus $2.38 per barrel for the same period in 1999. Crack spreads in both markets began the third quarter at lower levels, but in excess of 1999. The improved light product margins were partially offset by high and volatile feedstock costs. This was particularly evident in margins for heavy products, such as petroleum coke and residual fuel, that did not track the increase in feedstock prices in the period.

	Crude oil throughput rates at the Port Arthur refinery were significantly reduced in the second quarter of 2000 by a planned 33-day maintenance turnaround of the crude unit and subsequent unscheduled 11-day downtime of the crude unit. The maintenance turnaround reduced crude oil throughput in the second quarter of 2000 by approximately 80,000 barrels per day, and the unscheduled downtime reduced crude oil throughput by approximately 30,000 barrels per day. During these periods the refinery was able to produce some products, but at a reduced rate. Crude oil throughput rates at the Port Arthur refinery were lower for the six-month period ended June 30, 2000 principally due to the maintenance turnaround in the second quarter and reduced rates associated with weak margins early in the first quarter. The Company planned lower operating rates at all four facilities due to weak margin conditions in the fourth quarter of 1999 and early in the first quarter of 2000.

        During the second quarter of 2000, the Midwest refineries ran close to full crude oil throughput rates, with only a week of reduced rates at the Blue Island refinery due to a power disruption from an electrical supplier. During the first six months of 2000, the Midwest refineries were below full utilization due to reduced rates associated with weak margins early in the first quarter and unplanned downtime.

        Operating expenses at the Port Arthur refinery increased during the second quarter and first half of 2000 due to higher energy and repair and maintenance expenses. Natural gas prices increased in the second quarter and first half of 2000 increasing operating expenses by $5 million and $12 million, respectively, versus 1999. General and administrative expenses in the first half of 2000 were lower than 1999 due to costs eliminated by the sale of the Company's refined product terminals and Y2K remediation costs incurred in 1999.


Other Financial Highlights

        Depreciation and amortization expenses increased in the three- and six-month periods ended June 30, 2000 over the comparable periods in 1999 principally because of higher amortization of turnaround costs associated with Lima refinery turnarounds performed in 1999. Interest and finance costs, net for the three- and six-month periods ended June
30, 2000 were lower than 1999 principally due to increased interest income resulting from higher invested balances and interest rates.


Liquidity and Capital Resources

	Net cash provided by operating activities, excluding working capital changes, for the six months ended June 30, 2000 was $111.0 million compared to cash used of $72.5 million in the year-earlier period. Working capital as of June 30, 2000 was $355.8 million, a 1.54-to-1 current ratio, versus $344.3 million as of December 31, 1999, a 1.76-to-1 current ratio. The improvement in net cash provided by operating activities, excluding working capital changes, principally resulted from the improved industry market conditions.

	In general, the Company's short-term working capital requirements fluctuate with the price and payment terms of crude oil and refined petroleum products. The Refining Group has in place a credit agreement which provides for the issuance of letters of credit up to the lesser of $625 million or the amount of a borrowing base calculated with respect to the Refining Group's cash and eligible cash equivalents, eligible investments, eligible receivables, eligible petroleum inventories, paid but unexpired letters of credit, and net obligations on swap contracts. The credit agreement also provides for direct cash borrowings up to $50 million. Borrowings under the credit agreement are secured by a lien on substantially all of the Refining Group's cash and cash equivalents, receivables, crude oil and refined product inventories and trademarks. The borrowing base associated with such facility at June 30, 2000 was $896 million and approximately $525 million of the facility was utilized for letters of credit. In addition, the Refining Group had cash collateralized arrangements with certain lenders to issue up to $70 million of letters of credit for the Refining Group's commitments associated with a heavy oil upgrade project at its Port Arthur refinery and for non-hydrocarbon items. The total outstanding letters of credit under this arrangement was $60.8 million as of June 30, 2000. As of June 30, 2000, there were no direct borrowings under the credit agreement. The credit agreement expires on June 30, 2001.

	In 1998, the Refining Group began an upgrade project at its Port Arthur refinery that included the construction of new coking, hydrocracking, sulfur removal capability, and the expansion of the existing crude unit capacity to 250,000 barrels per day (the "Refinery Upgrade Project"). The Refinery Upgrade Project will allow the refinery to process primarily lower-cost, heavy sour crude oil. In the third quarter of 1999, the Refining Group sold a portion of the work in progress and certain other assets to Port Arthur Coker Company L.P. ("PACC"), a company that is an affiliate of, but not controlled by, the Refining Group. PACC financed and is completing the construction of the new coking, hydrocracking, and sulfur removal facilities. The Refining Group expanded its crude unit capacity and is making certain other improvements that are part of the Refinery Upgrade Project. With the completion of the second quarter maintenance turnaround, the crude unit capacity was expanded to 250,000 barrels per day from 232,000 barrels per day. As of June 30, 2000, the Refining Group's portion of the Refinery Upgrade Project was over 85% complete. PACC and the Refining Group have entered into certain agreements associated with the Refinery Upgrade Project and continuing operations. The Refinery Upgrade Project is expected to begin operations and revenue generation in the first quarter of 2001 with operations in the initial three to six months at less than full capacity. PACC currently plans to turn over the sulfur plant to operations in September of 2000 and the coker and hydrocracker in late October or early November at which time commissioning activities are expected to begin. This schedule is subject to change. Operator training began on a full time basis in May 2000. Additional information regarding the Refinery Upgrade Project is included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1999.

	Cash flows used in investing activities in the first half of 2000 were $97.4 million as compared to $151.0 million in the year-earlier period reflecting lower maintenance turnaround and capital expenditures in 2000. In the first half of 1999, the Lima, Port Arthur, and Blue Island refineries had maintenance turnaround activity totaling $36.0 million, while most of the $21.7 million of maintenance turnaround costs in 2000 were due to the Port Arthur turnaround in the second quarter. Capital expenditures were $76.2 million in the first six months of 2000 versus $112.9 million in the same period of 1999. Capital expenditures associated with the Refinery Upgrade Project were $57.0 million in the first half of 2000 versus $96.9 million in the first half of 1999. As noted above, a portion of the Refinery Upgrade Project expenditures incurred in 1998 and 1999 were sold to PACC in August 1999. The Company has invested $107.8 million, net in the Refinery Upgrade Project since its inception.

	Cash flows used in financing activities for the first six months of 2000 were higher as compared to the same period in 1999 principally because of a balloon payment due upon expiration of a capital lease and additional costs of expanding the Refining Group's credit agreement in 2000 to $625 million from the $540 million originally put into place in November 1999.

        Premcor USA Inc. relies on the Refining Group for substantially all of its liquidity in order to meet its interest and other costs. Premcor USA Inc. is required to make interest payments on its 10 7/8% Notes due 2005 of $9.5 million on June 1 and December 1 of each year and expects its other costs to total less than $1 million per year. Premcor USA Inc. currently pays dividends on its 11 1/2% Exchangeable Preferred Stock in kind. As of June 30, 2000, cash, cash equivalents, and short-term investments owned by Premcor USA Inc. without restriction amounted to $12.1 million. In August 2000, the Refining Group returned capital of $26 million to Premcor USA Inc. for future interest payments.

	Funds generated from operating activities together with existing cash, cash equivalents and short-term investments and proceeds from asset sales are expected to be adequate to fund existing requirements for working capital and capital expenditure programs for the Company for the next year. Due to the commodity nature of its feedstocks and products, the Company's operating results are subject to rapid and wide fluctuations. While the Company believes its maintenance of large cash, cash equivalents and short-term investment balances and its operating philosophies will be sufficient to provide the Company with adequate liquidity through the next year, there can be no assurance that market conditions will not be worse than anticipated. Future working capital, discretionary capital expenditures, environmentally mandated spending and acquisitions may require additional debt or equity capital.

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


PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings

        During the start up of the fluid catalytic cracking unit at the Blue Island refinery in June 2000, following a power outage, a malfunction resulted in the accidental release into the air of an estimated 22 tons of non-toxic catalyst. The Company immediately commenced and is continuing an effort to address and resolve the claims and concerns of the communities and local residents impacted by the release. However, as a result of this release two class actions (Madrigal et al. v. Clark and Mason et al. v. Clark) were filed against the Company seeking unspecified recovery for alleged property damage and personal injury. The Company is in the process of reviewing the complaints in order to prepare its answers and plans to vigorously defend these lawsuits.

       As a result of a multimedia investigation by the Environmental Protection Agency at the Blue Island refinery during March 1997, civil and criminal proceedings were initiated by the federal government. The Company, federal agencies, and state agencies have reached an agreement in principle on a resolution of the civil issues arising from that investigation as well as all outstanding state enforcement issues. The agreement requires the payment of a fine by the Company of approximately $2.5 million, changes and enhancements to certain operating practices and procedures, and installation of a wet gas scrubber on the fluid catalytic cracker unit at the refinery. The parties have begun the process of negotiating the language of a consent decree incorporating these agreements in principle. The Company anticipates that an agreement will be reached and the consent decree will be entered by the end of the year. The Company does not believe that compliance with the proposed consent decree will have a material adverse effect on the results of operations or financial position of the Company.

	The criminal proceeding arising out of the multimedia investigation was commenced by issuance of a grand jury subpoena in March 1997 requesting certain documents relating to wastewater discharges. Since that time the Company has
been cooperating fully in the grand jury investigation.   The investigation is
on-going and during 2000 a number of current and former Company employees have been interviewed by the United States Attorney and/or have appeared before the
grand jury.   The Company believes that the Company and two former employees are targets of the investigation. The Company also believes the investigation relates to alleged incomplete reporting of the analytical results of sampling of non-hazardous wastewater sent to the local Metropolitan Water Reclamation District for treatment during 1994 through 1996. Wastewater from the Blue Island refinery is sent to the Metropolitan Water Reclamation District, which further treats the wastewater and then discharges it. The Company is engaged in on-going discussions with the United State Attorney in an attempt to resolve this matter. However, there can be no certainty that an agreement will be reached. The Company does not believe that this matter will have a material adverse effect on the results of operations or financial position of the Company.

	A tentative resolution has been reached in a civil administrative action initiated by the federal government at the Hartford refinery in July 1999. This action alleged violations of the Emergency Planning and Community Right-to-Know Act, and regulations promulgated thereunder with respect to certain record keeping and reporting requirements. The matter was tentatively resolved by agreement by the Company to pay a civil penalty of $50,000 and undertake a supplemental environmental project valued at $175,00 ess of negotiating a definitive agreement incorporating the terms of this
conceptual settlement.   However, there can be no certainty that such an
agreement will be successfully negotiated.


ITEM 5 - Other Information

Company Name Change

	Effective May 10, 2000 the Company changed its name to Premcor USA Inc. from Clark USA, Inc. In connection with this name change, the following affiliated companies have also changed their names:

        New Name                          Former Name
        --------                          -----------
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


                                                     PREMCOR USA INC.
                                                      (Registrant)





                                                    /s/  Dennis R. Eichholz
                                                    ------------------------
                                                    Dennis R. Eichholz
                                                    Controller and Treasurer
                                                    (Principal Accounting
                                                     Officer)


August 11, 2000