Form 10-K405/A
period 2000-12-31
PREMCOR USA INC
filed 2001-04-09
CIK 898444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE

          This Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended December 31, 2000 amends the following item, as follows:

          Consolidated Balance Sheets, Accounts receivable and Receivable from affiliates: Amounts for the year ended December 31, 2000 were inadvertently transposed. No financial statement totals or footnote amounts were effected by this error.

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

DELOITTE & TOUCHE LLP

St. Louis, Missouri
February 13, 2001
PREMCOR USA INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in millions except share data)

ASSETS	Reference Note	December 31,
		1999	2000
CURRENT ASSETS:
Cash and cash equivalents		$ 306.2	$ 253.7
Short-term investments	4	1.4	1.7
Accounts receivable	4, 11	197.2	250.5
Receivables from affiliates	11	0.4	36.9
Inventories	5	252.2	334.7
Prepaid expenses and other		37.2	34.2

Total current assets		794.6	911.7

PROPERTY, PLANT, AND EQUIPMENT, NET	6	616.8	707.5
OTHER ASSETS	7, 13	121.6	136.9
NOTE RECEIVABLE FROM AFFILIATE	11	—	4.9

		$1,533.0	$1,761.0

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES:
Accounts payable	8, 11	$ 331.1	$ 418.4
Payables to affiliates	11	3.9	66.8
Accrued expenses and other	9	75.8	67.6
Accrued taxes other than income		39.5	37.1

Total current liabilities		450.3	589.9
LONG-TERM DEBT	9	969.9	971.9
OTHER LONG-TERM LIABILITIES	12	64.8	65.6
CONTINGENCIES	16	—	—
EXCHANGEABLE PREFERRED STOCK
($.01 par value per share; 250,000 shares authorized; 88,110 shares issued)	14	81.1	90.6
STOCKHOLDER’S EQUITY:
Common stock ($.01 par value per share; 100 shares authorized and 100 shares issued and outstanding)		—	—
Paid-in capital	11	206.4	206.4
Retained earnings (deficit)		(239.5)	(163.4)

Total stockholder’s equity (deficit)		(33.1)	43.0

		$1,533.0	$1,761.0

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
April 9, 2001