Form 10-Q
period 2001-03-31
PREMCOR USA INC
filed 2001-05-15
CIK 898444

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q

          ----
           X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ----
               SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

                                      OR

          ----
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          ----
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

   Number of shares of registrant's common stock, $.01 par value, outstanding as of May 10, 2001, 100, all of which were owned by Premcor Inc.
INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors of Premcor USA Inc.:

We have reviewed the accompanying consolidated balance sheet of Premcor USA Inc. and subsidiaries (the “Company”) as of March 31, 2001 and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2000 and 2001. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2000, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 2001, we expressed an unqualified opinion on those consolidated financial statements.

Deloitte & Touche LLP

St. Louis, Missouri
May 10, 2001

                      PREMCOR USA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in millions, except share data)

                                          Reference December 31,  March 31,
                                            Note      2000         2001
                                           -------- ----------   ---------
                 ASSETS                                         (unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                          $ 253.7     $ 200.3
   Short-term investments                                 1.7         1.7
   Accounts receivable                                  250.5       220.0
   Receivables from affiliates                7          36.9        21.5
   Inventories                                3         334.7       349.3
   Prepaid expenses and other                            34.2        31.6
                                                    ----------   ---------
          Total current assets                          911.7       824.4

PROPERTY, PLANT AND EQUIPMENT, NET                      707.5       622.8
OTHER ASSETS                                  4         136.9       220.0
NOTE RECEIVABLE FROM AFFILIATE                7           4.9         4.4
                                                    ----------  ----------
                                                    $ 1,761.0   $ 1,671.6
                                                    ==========  ==========

   LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable                                   $ 418.4     $ 341.5
   Payables to affiliates                     7          66.8        77.3
   Accrued expenses and other                 5          67.6        66.4
   Accrued taxes other than income                       37.1        38.5
                                                    ----------   ---------
          Total current liabilities                     589.9       523.7

LONG-TERM DEBT                                          971.9       972.0
OTHER LONG-TERM LIABILITIES                              65.6       101.6
COMMITMENTS AND CONTINGENCIES                 9            --          --

EXCHANGEABLE PREFERRED STOCK
   ($.01 par value per share; 250,000 shares
   authorized; 88,110 shares issued)                     90.6        93.1

COMMON STOCKHOLDER'S EQUITY:
   Common stock ($.01 par value per share;
      100 shares authorized and 100 shares
      issued and outstanding)                              --         --
   Paid-in capital                                      206.4       206.4
   Retained deficit                                    (163.4)     (225.2)
                                                    ----------  ----------
           Total common stockholder's equity             43.0       (18.8)
                                                    ----------  ----------
                                                    $ 1,761.0   $ 1,671.6
                                                    ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                      PREMCOR USA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (unaudited, dollars in millions)

                                                    For the Three Months
                                                      Ended March 31,
                                         Reference  -------------------
                                           Note       2000      2001
                                         ---------  --------- ---------

NET SALES AND OPERATING REVENUES             7     $ 1,559.4 $ 1,717.7

EXPENSES:
   Cost of sales                             7       1,424.1   1,550.5
   Operating expenses                        7         104.2      91.7
   General and administrative expenses                  10.4      11.6
   Depreciation                                          8.7       8.3
   Amortization                              4           7.5       8.6
   Refinery restructuring and other charges  8            --     164.0
                                                    --------- ---------
                                                     1,554.9   1,834.7
                                                    --------- ---------

OPERATING INCOME (LOSS)                                  4.5    (117.0)

   Interest expense and finance income, net  5          19.6      21.7
                                                    --------- ---------

LOSS BEFORE INCOME TAXES                               (15.1)   (138.7)

   Income tax (provision) benefit            6          (0.2)     79.4
                                                    --------- ---------

NET LOSS                                               (15.3)    (59.3)

    Preferred stock dividends                           (2.3)     (2.5)
                                                    --------- ---------
NET LOSS AVAILABLE TO COMMON STOCKHOLDER             $ (17.6)  $ (61.8)
                                                    ========= =========

The accompanying notes are an integral part of these financial statements.

                      PREMCOR USA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (unaudited, dollars in millions)

                                                          For the Three Months
                                                             Ended March 31,
                                                           -------------------
                                                             2000       2001
                                                           ---------  --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $ (15.3)  $ (59.3)

  Adjustments:
    Depreciation                                                8.7       8.3
    Amortization                                                9.6      10.4
    Deferred income taxes                                        --     (71.1)
    Refinery restructuring and other charges                            111.2
    Other, net                                                 (0.4)     22.3

  Cash provided by (reinvested in) working capital -
    Accounts receivable, prepaid expenses and other            (9.1)     33.1
    Inventories                                               (64.9)    (14.6)
    Accounts payable, accrued expenses, taxes other
       than income and other                                   44.9     (49.8)
                                                            ---------  --------
      Net cash used in operating activities                   (26.5)     (9.5)
                                                            ---------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant and equipment              (22.1)    (13.7)
  Expenditures for turnaround                                  (2.2)    (29.8)
  Proceeds from sale of assets                                  0.3         -
  Purchases of short-term investments                          (1.5)     (1.7)
  Sales and maturities of short-term investments                1.5       1.7
                                                           ---------  --------
      Net cash used in investing activities                   (24.0)    (43.5)
                                                           ---------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital lease payments                                       (0.8)     (0.4)
  Deferred financing costs                                     (1.8)        -
                                                           ---------  --------
      Net cash used in financing activities                    (2.6)     (0.4)
                                                           ---------  --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (53.1)    (53.4)
CASH AND CASH EQUIVALENTS, beginning of period                306.2     253.7
                                                           ---------  --------
CASH AND CASH EQUIVALENTS, end of period                    $ 253.1   $ 200.3
                                                           =========  ========

 The accompanying notes are an integral part of these financial statements.

FORM 10-Q - PART I
ITEM 1 FINANCIAL STATEMENTS (continued)

Premcor USA Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2001
(tabular dollar amounts in millions of U.S. dollars)

1. Basis of Preparation

        The consolidated interim financial statements of Premcor USA Inc. and subsidiaries (the "Company") have been reviewed by independent accountants. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included therein. The financial statements are presented in accordance with the disclosure requirements for Form 10-Q. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K/A.

2. New Accounting Standard

        The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") has issued an exposure draft of a proposed statement of position ("SOP") entitled "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment." If adopted as proposed, this SOP would require companies to expense as incurred turnaround costs, which it terms as "the non-capital portion of major maintenance costs." Adoption of the proposed SOP would also require that any existing unamortized turnaround costs be expensed immediately. A turnaround is a periodically required standard procedure for maintenance of a refinery that involves the shutdown and inspection of major processing units and generally occurs every three to five years. Turnaround costs include actual direct and contract labor and material costs for the overhaul, inspection, and replacement of major components of refinery processing and support units performed during turnaround. Turnaround costs, which are included in the Company's consolidated balance sheet in "Other Assets," are currently amortized by the Company on a straight-line basis over the period until the next scheduled turnaround, beginning the month following completion. The amortization of turnaround costs is presented as "Amortization" in the Company's consolidated statements of operations.

         The proposed SOP would require adoption of its rules for fiscal years beginning after December 15, 2001. If this proposed change were in effect at March 31, 2001, the Company would have been required to write-off unamortized turnaround costs of approximately $108 million. Unamortized turnaround costs will change throughout the year as maintenance turnarounds are performed and past maintenance turnarounds are amortized. If adopted in its present form, charges related to this proposed change would be taken in the first quarter of 2002 and would be reported as a cumulative effect of an accounting change, net of tax, in the consolidated statements of operations.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" which delayed the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities" which amended various provisions of SFAS No. 133. The Company adopted SFAS No. 133, as amended, effective January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the financial position or results of operations because the Company currently marks to market all financial instruments used in the implementation of the Company's hedging strategies.

3. Inventories

        The carrying value of inventories consisted of the following:

                                              December 31,  March 31,
                                                2000          2001
                                              -----------  ----------
        Crude oil.........................     $  125.3     $ 124.2
        Refined products and blendstocks..        185.7       203.4
        Warehouse stock and other.........         23.7        21.7
                                              -----------  ----------
                                               $  334.7     $ 349.3
                                              ===========  ==========

         The market value of crude oil, refined products and blendstocks inventories at March 31, 2001 was approximately $136.5 million (December 31, 2000 - $100.8 million) above carrying value.

4. Other Assets

   Other assets consisted of the following:
                                         December 31,    March 31,
                                             2000          2001
                                         ------------  -----------
        Deferred turnaround costs......     $ 94.1      $ 108.1
        Deferred financing costs.......       17.1         14.9
        Deferred tax asset.............       24.2         95.3
        Other..........................        1.5          1.7
                                         ------------  -----------
                                            $136.9      $ 220.0
                                         ============  ===========

        Amortization of deferred financing costs for the three-month period ended March 31, 2001 was $2.2 million (2000 - $2.1 million) and was included in "Interest expense and finance income, net."

5. Interest Expense and Finance Income, net

        Interest expense and finance income, net, included in the statements of operations, consisted of the following:

                                           For the Three Months
                                               Ended March  31,
                                           --------------------
                                             2000        2001
                                           --------    --------
      Interest expense.................     $ 23.1     $  23.7
      Finance costs....................        2.1         2.2
      Interest income..................       (3.9)       (3.5)
                                           --------    --------
                                              21.3        22.4
      Capitalized interest.............       (1.7)       (0.7)
                                           --------    --------
                                            $ 19.6     $  21.7
                                           ========    ========

         Cash paid for interest expense for the three-month period ended March 31, 2001 was $19.3 million (2000 - $18.8 million). Accrued interest payable as of March 31, 2001 of $19.4 million (December 31, 2000 - $14.9 million) was included in "Accrued expenses and other."

6. Income Taxes

        The Company received net cash income tax refunds of $2.1 million during the first quarter of 2001 (2000 - $2.2 million). The income tax benefit of $79.4 million on the loss before income taxes for the three-month period ended March 31, 2001 included the effect of the decrease of $30.0 million in the deferred tax valuation allowance. During the first quarter of 2001, the Company reversed its remaining deferred tax valuation allowance as a result of the Company's analysis of the likelihood of realizing the future tax benefit of its federal and state tax loss carryforwards, alternative minimum tax credits and federal and state business tax credits.

7. Related Party Transactions

Port Arthur Coker Company L.P.

        The Premcor Refining Group Inc., a wholly-owned subsidiary of the Company, (the "Refining Group") and Port Arthur Coker Company L.P. ("PACC") have entered into certain agreements associated with the ongoing operations between the new PACC coking, hydrocracking, and sulfur removal facilities and the Refining Group's Port Arthur refinery. Premcor Inc. holds 100% of the common stock of the Company and 90% of the common stock of the general partner of PACC, Sabine River Holding Corp. Related party receivables, payables, revenues, cost of sales, and operating expenses from these agreements were as follows:

        As of March 31, 2001, the Refining Group had an outstanding receivable from PACC of $4.4 million (December 31, 2000 - $17.3 million) and a payable to PACC of $5.1 million (December 31, 2000 - $16.6 million) per a services and supply agreement. In conjunction with the services and supply agreement, the Refining Group generated $33.2 million in revenues for the three months ended March 31, 2001 related to the sale of crude and hydrogen and pipeline tariff fees to PACC, net of lease fees for the refinery unit capacity leased from PACC. The Refining Group recorded reimbursements of operating expenses of $14.6 million for services provided to PACC for the three months ended March 31, 2001.

        As of March 31, 2001, the Refining Group had an outstanding receivable from PACC of zero (December 31, 2000 - $12.8 million) per an ancillary equipment lease agreement. For the three months ended March 31, 2001, the Refining Group earned $8.0 million in revenues related to the ancillary equipment lease agreement.

        As of March 31, 2001, the Refining Group had an outstanding payable to PACC of $50.3 million (December 31, 2000 - $33.8 million) under a product purchase agreement. In conjunction with the product purchase agreement, the Refining Group incurred $496.0 million in costs for purchases of intermediate refined products from PACC for the three months ended March 31, 2001.

        There were no revenues or expenses generated from these agreements in the first quarter of 2000.

        As of March 31, 2001, the Refining Group had a note receivable from PACC of $7.2 million (December 31, 2000 - $7.0 million) of which $4.4 million (December 31, 2000 - $4.9 million) was accounted for as a long-term asset. The note receivable related to construction management services provided by the Refining Group under the services and supply agreement.

8. Refinery Restructuring and Other Charges

        The refinery restructuring and other charges consisted of $150.0 million related to the January, 2001 closure of the Blue Island, Illinois refinery and a $14.0 million charge related to the environmental liability for previously-owned retail properties.

        On January 31, 2001, the Company ceased operations at the Blue Island refinery due to economic factors and a decision that the capital expenditures necessary to produce low sulfur transportation fuels required by impending Environmental Protection Agency regulations could not produce an acceptable return on investment. The Company continues to utilize its petroleum products storage facility at the refinery site to supply products to the Chicago and other Midwest markets from the Company's Hartford and Port Arthur refineries.

        Management adopted an exit plan that details the shutdown of the process units at the refinery and the subsequent environmental clean up of the site. The shutdown of the process units was completed during the first quarter of 2001 and the preparation of the site for other manufacturing uses is expected to be part of the site remediation plan. Until the site remediation plan is finalized with the State of Illinois, no estimate for the time of completion can be given.

        The $150.0 million charge included $102.5 million of net asset write-offs and reserves of $12.0 million for severance, $26.4 million for the ceasing of operations, preparation of the plant for permanent closure and equipment remediation, $19.1 million for site clean-up and other environmental matters, and $10.0 million credit for the future sale of air emission credits. The following schedule summarizes the restructuring reserve balance and first quarter cash activity:

                                               Initial     Cash      March 31,
                                               Reserve    Outlays      2001
                                               -------    --------   --------
     Employee severance...................      $ 12.0    $  8.5      $  3.5
     Plant closure/equipment remediation .        26.4       7.0        19.4
     Site clean up/environmental matters .        19.1        -         19.1
     Air emission credits.................       (10.0)       -        (10.0)
                                               -------    --------   --------
                                                $ 47.5    $ 15.5      $ 32.0
                                               =======    ========   ========

         The site clean up and environmental reserve takes into account costs that the Company can reasonably estimate at this time. As the site remediation plan is refined and work performed, an adjustment of the estimate may be necessary.

        The Blue Island refinery employed 297 employees, both hourly (covered by collective bargaining agreements) and salaried, approximately 270 of whom were terminated during the first quarter of 2001. The remaining employees were all salaried employees and the majority of them will be terminated within the year.

        The retail environmental charge of $14 million represents a change in estimate relative to the Company's clean up obligation regarding the discontinued retail division. More complete information concerning site by site clean up plans and changing postures of state regulatory agencies prompted the change in estimate.

9. Commitments and Contingencies

        In February 2000, the United States Environmental Protection Agency ( "USEPA ") published the Tier 2 Motor Vehicle Emission Standards Final Rule for all passenger vehicles, establishing standards for sulfur content in gasoline. The ruling mandates that the sulfur content of gasoline at any refinery not exceed 30 parts per million ( "ppm ") during any calendar year starting January 1, 2006. Starting in 2004, the USEPA will begin a program to phase in new low sulfur gasoline. In addition, in December 2000, the EPA issued its Tier 2 distillate standard to reduce the sulfur content of diesel fuel sold to highway consumers by 97%, from 500 ppm to 15 ppm, beginning June 1, 2006. Implementation of this rule had been delayed until May 2001 and two lawsuits by refining industry groups have been filed which may delay implementation of the diesel rule beyond 2006. The USEPA has also announced plans to review the sulfur content of diesel fuel sold to "off-road" consumers, with proposed regulations to be issued in the fourth quarter of 2001. Compliance with the new Tier 2 specifications for the reduction of sulfur in both gasoline and distillates are expected to cost the refining industry over $8 billion. The Company has determined that modifications will be required at each of its refineries as a result of the Tier 2 standards. Based on preliminary estimates, the Company believes that compliance with the new Tier 2 gasoline specifications will require capital expenditures in a range of $180 to $225 million during the next five years for the Company's refineries. A final decision regarding technology and implementation alternatives has not yet been made and the Company continues to pursue the highest efficiency, lowest cost means of compliance. The Company is currently reviewing the new Tier 2 distillate standard and potential "off-road" diesel standard, but cannot estimate the cost of compliance with these standards at this time.

        The Company is subject to various legal proceedings related to governmental regulations and other actions arising out of the normal course of business, including legal proceedings related to environmental matters. The Company is of the opinion that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company. However, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

10. Subsequent Events

        On April 10, 2001, Premcor Inc. announced that it had retained the investment firm Credit Suisse First Boston and The Blackstone Group L.P. to serve as its financial advisors to assist the Company in its review of alternatives to maximize the value of the Company. No assurance was given that this review would result in any specific transaction.

        In May 2001, the Company extended the expiration date of its $625 million working capital facility and cash-collateralized $75 million facility from June 30, 2001 to October 31, 2001. In conjunction with this extension, the $625 million working capital facility will be reduced by $40 million at June 30, 2001 and by another $30 million at August 31, 2001.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        Certain statements in this document are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to the safe harbor provisions of this legislation. Words such as "expects," "intends," "plans," "projects," "believes," "estimates," "will" and similar expressions typically identify such forward-looking statements.

        Even though the Company believes its expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. Important factors that could cause actual results to differ materially from those contained in the Company's forward-looking statements include, among others, changes in:

  Industry-wide refining margins;
  Crude oil and other raw material costs, embargoes, industry expenditures for the discovery and production of crude oil, and military conflicts between, or internal instability in, one or more oil-producing countries, and governmental actions;
  Market volatility due to world and regional events;
  Availability and cost of debt and equity financing;
  Labor relations;
  U.S. and world economic conditions;
  Supply and demand for refined petroleum products;
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
  The enforceability of contracts;
  Civil, criminal, regulatory or administrative actions, claims or proceedings and regulations dealing with protection of the environment, including refined petroleum product composition and characteristics;
  Other unpredictable or unknown factors not discussed.

        Because of all of these uncertainties, and others, you should not place undue reliance on the Company's forward-looking statements.

Results of Operations

        The following table reflects the Company's financial and operating highlights for the three-month periods ended March 31, 2001 and 2000. All amounts listed are dollars in millions, except barrel and per barrel information. Certain information was restated to reflect current period presentation. The table provides supplementary data and is not intended to represent an income statement presented in accordance with accounting principles generally accepted in the United States of America.

                                                       For the Three Months
                                                         Ended March 31,
                                                       --------------------
                                                          2000       2001
                                                       ---------   --------
                                                 (in millions, except as noted)
Operating Income:
Port Arthur Refinery
Crude oil throughput (000 barrels per day)                 203.7     56.4
PACC intermediate throughput (000 barrels per day) (a)       -      167.5
Production (000 barrels per day)                           210.4    236.1
Gross margin (per barrel of production)                 $   3.94  $  3.84
Gulf Coast 3/2/1 crack spread (per barrel)              $   3.45  $  5.01
Operating expenses                                          47.2     34.7
   Net margin                                               28.2     46.9

Midwest Refineries and Other
Crude oil throughput (000 barrels per day)                 236.3    213.5
Production (000 barrels per day)                           242.8    215.0
Gross margin (per barrel of production)                 $   3.44  $  5.86
Chicago 3/2/1 crack spread (per barrel)                 $   4.47  $  5.94
Operating expenses                                          56.7     56.9
Premcor Pipeline net margin                                  -        0.3
  Net margin                                            $   19.3  $  56.8

General and administrative expenses                         10.4     11.6
                                                        --------  --------
   Operating contribution                               $   37.1  $  92.1

Inventory adjustments (b)                                  (16.4)   (28.2)
Refinery restructuring and other charges                      -    (164.0)
Depreciation and amortization                              (16.2)   (16.9)
                                                        --------  --------
   Operating income (loss)                              $    4.5  $(117.0)
                                                        ========  ========

------------------------------------------------------------------------------

(a)    Represents unfinished products purchased from affiliate, Port Arthur Coker Company L.P. These products are further processed by the Company before being sold.

(b)    Includes adjustments to inventory costs caused by differences between when and how crude oil is actually purchased and refined products are actually sold, and a daily "market in, market out" operations measurement methodology.

         The Company had a net loss of $59.3 million in the first quarter of 2001 compared to a net loss of $15.3 million in the same period a year ago. The net loss in the first quarter of 2001 included a $164.0 million pre-tax charge, which represents a $150.0 million restructuring charge for exit costs associated with the closure of the refining operations at the Blue Island, Illinois refinery and $14.0 million associated with environmental liabilities for the previously discontinued retail division. Net sales and operating revenues increased approximately 10.2% in the first quarter of 2001 as compared to the same period in 2000, and cost of sales increased approximately 8.9% in the first quarter of 2001 as compared to the same period in 2000. The increase in net sales and operating revenues and cost of sales was principally due to higher petroleum prices slightly offset by the absence of operating activity at the Blue Island refinery post-January.

         Operating income, excluding the refinery restructuring and other charges, was $47.0 million, compared to $4.5 million last year. Operating Contribution (earnings before interest, depreciation, amortization, inventory-related items, refinery restructuring and other charges, and taxes) of $92.1 million in the first quarter of 2001 was improved versus an Operating Contribution of $37.1 million in the same period of 2000. First quarter results benefited from continued strong refined product market conditions. Margins for light products (gasoline and distillates) remained strong in the first quarter of 2001 due to the continued tight supply and demand balance. Industry inventories remained at low levels and were further affected by industry-wide maintenance turnarounds performed in the first quarter. The improvement in light product margins was reflected by increases in benchmark 3/2/1 crack spreads, which are indicators of refining margins based on quoted market prices. The 3/2/1 crack spread is calculated by subtracting the price for three barrels of West Texas Intermediate ("WTI") crude oil from the price of two barrels of regular unleaded gasoline and one barrel of high sulfur diesel fuel, and dividing the total by three. In the first quarter of 2001, the Gulf Coast crack spread averaged $5.01 per barrel versus $3.45 per barrel in the first quarter of 2000, and the average Chicago crack spread increased to $5.94 per barrel compared to $4.47 per barrel for the same period last year.

        Strong discounts on heavy and sour crude oil also had favorable impacts on first quarter 2001 operating contribution adding an estimated $86 million versus the prior year. This improvement was reflected in the average heavy/light crude oil differential of $10.62 per barrel in the first quarter of 2001 versus $6.14 per barrel in the same period of 2000 and the average sweet/sour crude oil differential of $4.08 per barrel in the first quarter of 2001 versus $1.78 per barrel in the same period of 2000. The heavy/light crude oil differential is calculated by subtracting the price of Maya, a heavy crude oil, from the price of WTI, a light sweet crude oil. The sweet/sour crude oil differential is calculated by subtracting the price of West Texas Sour, a sour crude oil, from the price of WTI, a light sweet crude oil.

        The crude oil throughput rates for the Company's operations at the Port Arthur refinery of 56,400 barrels per day ("bpd") reflected the change in operations due to the start up of operations at Port Arthur Coker Company L.P. ("PACC") and the completion of the Port Arthur heavy oil upgrade project (see "Port Arthur Heavy Oil Upgrade Project" below). Based on intercompany agreements between the Company and PACC, the Company leased its crude, vacuum and other ancillary units to PACC, and is leasing back approximately 20% of the throughput capacity. Crude oil throughput rates at the combined Company and PACC Port Arthur complex (the "Port Arthur complex") of 229,600 bpd were below capacity of 250,000 bpd due to restrictions on the crude unit as units downstream were in start-up operations and did not run at full capacity at times during the quarter. In the first quarter of 2001, the Port Arthur refinery performed a planned maintenance turnaround on its alkylation unit, which had only a minor impact on production.

        The Port Arthur refinery's gross margin per barrel of production of $3.84 is not comparable to the prior year gross margin of $3.94 per barrel due to the new operations resulting from the start up of PACC. Prior to the start up of PACC, the Company's feedstocks were primarily crude oil. Currently, the Company's feedstocks are approximately 20% crude oil and 80% intermediate refined feedstocks, which are primarily purchased from PACC under a product purchase agreement. The intermediate refined feedstocks are higher in price than crude oil because they have been partially refined. The lower gross margin per barrel for the first quarter of 2001 reflected these higher feedstock prices as well as the effects of reduced throughput during start-up operations. Offsetting the higher feedstock costs were lower operating expenses due to the elimination of operating costs including maintenance expenses for the units leased to PACC. The lower gross margin from the higher feedstock costs was completely offset by the reduced operating expenses as evidenced by the net margin per barrel of $2.21 in the first quarter of 2001 versus $1.47 per barrel in the first quarter of 2000.

        Midwest crude oil throughput rates in the first quarter of 2001 were below capacity principally due to crude oil delivery delays to the Lima refinery caused by bad weather in the Gulf Coast, unplanned downtime at the Hartford refinery for coker unit repairs, and the closure of the Blue Island refinery on January 31, 2001. In the first quarter of 2000, Midwest crude oil throughput rates were lowered by planned restrictions due to weak margin conditions, unplanned downtime at the Lima refinery due to two electrical outages and a failed compressor, and unplanned downtime at the Blue Island refinery, which required maintenance on its vacuum and crude unit.

        In March 2001, the Lima refinery performed a month-long maintenance turnaround on the coker and isocracker units which was estimated to have impacted operating contribution by $12.2 million. Operating expenses at the Midwest facilities were flat to prior year but reflected an increase in energy and repair and maintenance costs offset by the lack of two months of operating expenses for the Blue Island plant due to its closure in late January. The Hartford refinery incurred the additional repair and maintenance expenses for the above-mentioned coker unit repairs.

        General and administrative expenses of $11.6 million in the first three months of 2001 were higher than 2000 due to a higher incentive bonus accrual.

        The negative inventory adjustments of $28.2 million in the first quarter of 2001 included $10.3 million of non-cash losses related to the difference between the Company's market based valuation methodology and cost determinations under generally accepted accounting principles, $12.9 million of losses due to changing market prices on contracts to take delivery of crude oil at a future date, and $5.0 million of losses from other basis risks and net costs of the hedging program. The negative inventory adjustments of $16.4 million in the first quarter of 2000 included $22.0 million of non-cash gains related to the difference between the Company's market based valuation methodology and cost determinations under generally accepted accounting principles, $10.3 million of losses due to changing market prices on contracts to take delivery of crude oil at a future date, $21.6 million of losses from hedging inventory in excess of target in a backwardated market, and $6.5 million of losses from other basis risks and net costs of the hedging program.

Other Financial Matters

        The refinery restructuring and other charges consisted of $150.0 million related to the January, 2001 closure of the Blue Island, Illinois refinery and a $14.0 million charge related to the environmental liability for previously-owned retail properties.

        On January 31, 2001, the Company ceased operations at the Blue Island refinery due to economic factors and a decision that the capital expenditures necessary to produce low sulfur transportation fuels required by impending Environmental Protection Agency regulations could not produce an acceptable return on investment. The Company continues to utilize its petroleum products storage facility at the refinery site to supply products to the Chicago and other Midwest markets from the Company's Hartford and Port Arthur refineries.

        Management adopted an exit plan that details the shutdown of the process units at the refinery and the subsequent environmental clean up of the site. The shutdown of the process units was completed during the first quarter of 2001 and the preparation of the site for other manufacturing uses is expected to be part of the site remediation plan. Until the site remediation plan is finalized with the State of Illinois, no estimate for the time of completion can be given.

        The $150.0 million charge included $102.5 million of net asset write-offs and reserves of $12.0 million for severance, $26.4 million for the ceasing of operations, preparation of the plant for permanent closure and equipment remediation, $19.1 million for site clean-up and other environmental matters, and $10.0 million credit for the future sale of air emission credits. The following schedule summarizes the restructuring reserve balance and first quarter cash activity:

                                            Initial     Cash      March 31,
                                            Reserve    Outlays      2001
                                            -------    -------    --------
   Employee severance..................     $ 12.0     $  8.5      $  3.5
   Plant closure/equipment remediation.       26.4        7.0        19.4
   Site clean up/environmental matters.       19.1         -         19.1
   Air emission credits................      (10.0)        -        (10.0)
                                            -------   --------    --------
                                            $ 47.5     $ 15.5      $ 32.0
                                            =======   ========    ========

         The site clean up and environmental reserve takes into account costs that the Company can reasonably estimate at this time. As the site remediation plan is refined and work performed, an adjustment of the estimate may be necessary.

        The Blue Island refinery employed 297 employees, both hourly (covered by collective bargaining agreements) and salaried, approximately 270 of whom were terminated during the first quarter of 2001. The remaining employees were all salaried employees and the majority of them will be terminated within the year.

        The retail environmental charge of $14 million represents a change in estimate relative to the Company's clean up obligation regarding the discontinued retail division. More complete information concerning site by site clean up plans and changing postures of state regulatory agencies prompted the change in estimate.

        Depreciation and amortization expenses were slightly higher in the three-month period ended March 31, 2001 over the comparable period in 2000 principally because of higher amortization associated with a second quarter 2000 Port Arthur turnaround. Interest expense and finance income, net for the quarter ended March 31, 2001 were higher than the comparable period in 2000 principally due to higher capitalized interest for the Port Arthur heavy oil upgrade project in the first quarter of 2000.

Port Arthur Heavy Oil Upgrade Project

        In 1998, The Premcor Refining Group Inc., a wholly-owned subsidiary of the Company, (the "Refining Group") began an upgrade project at its Port Arthur refinery that included the construction of new coking, hydrocracking, sulfur removal capability, and the expansion of the existing crude unit capacity to 250,000 bpd (the "Refinery Upgrade Project"). The Refinery Upgrade Project allows the refinery to process primarily lower-cost, heavy sour crude oil. In the third quarter of 1999, the Refining Group sold a portion of the work in progress and certain other assets to PACC. PACC financed and completed the construction of the new coking, hydrocracking, and sulfur removal facilities. The Refining Group completed the expansion of its crude unit capacity to 250,000 bpd from 232,000 bpd as well as certain other improvements that were part of the Refinery Upgrade Project. The project achieved substantial mechanical completion by the end of 2000. PACC and the Refining Group have entered into certain agreements associated with the Refinery Upgrade Project and continuing operations, including supply and services, product purchase, and ancillary unit lease agreements.

        Start-up of the project occurred in three stages, with the sulfur removal units beginning operations in November 2000, the coker beginning operations in December 2000 and the new hydrocracker beginning start-up operations in early January 2001. The current work is focused on the start-up of the units and the achievement of full design performance. Performance and reliability testing of the project as a whole is scheduled to be completed early in the third quarter of 2001. Additional information regarding the Refinery Upgrade Project is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Liquidity and Capital Resources

Cash Flows from Operating Activities

        Net cash provided by operating activities, excluding working capital changes, for the three months ended March 31, 2001 was $21.8 million compared to cash provided of $2.6 million in the year-earlier period. Working capital as of March 31, 2001 was $300.7 million, a 1.57-to-1 current ratio, versus $321.8 million as of December 31, 2000, a 1.55-to-1 current ratio. The improvement in net cash provided by operating activities, excluding working capital changes, principally resulted from improved operating performance.

        In general, the Refining Group's short-term working capital requirements fluctuate with the price and payment terms of crude oil and refined petroleum products. The Refining Group has in place a credit agreement (the "Credit Agreement") which provides for the issuance of letters of credit up to the lesser of $625 million or the amount of a borrowing base calculated with respect to the Refining Group's cash and eligible cash equivalents, eligible investments, eligible receivables, eligible petroleum inventories, paid but unexpired letters of credit, and net obligations on swap contracts. The Credit Agreement also provides for direct cash borrowings up to $50 million. Borrowings under the Credit Agreement are secured by a lien on substantially all of the Refining Group's cash and cash equivalents, receivables, crude oil and refined product inventories and trademarks. The borrowing base associated with such facility at March 31, 2001 was $594.4 million and $294.4 million of the facility was utilized for letters of credit. As of March 31, 2001, there were no direct cash borrowings under the Credit Agreement. In January 2001, the Refining Group received a waiver regarding the maintenance of a tangible net worth covenant which allows for the exclusion of a $150 million restructuring charge related to the closure of the Blue Island refinery. The Refining Group is required to maintain $150 million of tangible net worth at all times, excluding the one-time $150 million restructuring charge. The Refining Group was in compliance with the covenant as of March 31, 2001 without the benefit of the waiver.

        In addition, the Refining Group had three separate cash-collateralized facilities with certain lenders: (i) a $75 million letter of credit facility for hydrocarbon purchases, (ii) a $50 million facility for Foster Wheeler in connection with the Refinery Upgrade Project, and (iii) a $20 million facility for non-hydrocarbon items. There were no letters of credit issued against the $75 million facility, $16.0 million against the $50 million facility, and $19.6 against the $20 million facility as of March 31, 2001. All facilities and agreements were due to expire on June 30, 2001 except the Refinery Upgrade Project facility, which expired on April 30, 2001. In May 2001, the Refining Group extended the expiration date of its $625 million facility and $75 million facility from June 30, 2001 to October 31, 2001. In conjunction with this extension, the $625 million working capital facility will be reduced by $40 million at June 30, 2001 and by another $30 million at August 31, 2001. The $50 million facility will no longer be necessary upon the final completion of the Refinery Upgrade Project, which is expected to occur in the second quarter of 2001. The Refining Group will pursue extending the $20 million non-hydrocarbon facility prior to expiration.

        In 1999, the Company sold crude oil linefill in the pipeline system supplying the Lima refinery. The Company has an agreement in place that requires it to repurchase approximately 2.5 million barrels of crude oil in this pipeline system in September 2001 at market prices, unless extended by mutual consent.

Cash Flows from Investing Activities

        Cash flows used in investing activities in the first three months of 2001 were $43.5 million as compared to $24.0 million in the year-earlier period. Capital expenditures were $8.4 million lower than the same period last year, primarily due to the ramp-down of the Refinery Upgrade Project. Turnaround costs increased $27.6 million over last year, due to expenditures in 2001 for planned maintenance at the Port Arthur and Lima refineries.

Cash Flows from Financing Activities

        Cash flows used in financing activities for the first quarter of 2001 were $0.4 million as compared to $2.6 for the same period last year. In 2000, the higher amount was attributable to funds expended to increase the Company's credit agreement from $540 million to $625 million.

        The Company continues to evaluate the most efficient use of capital and, from time to time depending upon market conditions, may seek to purchase certain of the Company's outstanding debt securities in the open market or by other means, in each case to the extent permitted by existing covenant restrictions.

        Premcor USA Inc. relies on the Refining Group for substantially all of its liquidity in order to meet its interest and other costs. Premcor USA Inc. is required to make semi-annual interest payments on its 10 7/8% Notes due 2005 of $9.5 million on June 1 and December 1 of each year and expects its other operating costs to total less than $1 million per year. Premcor USA Inc. currently pays dividends on its 11 1/2% Exchangeable Preferred Stock in kind. Premcor USA Inc.'s ability to access the Refining Group's cash flows from operating activities is limited by covenants governing certain of the Refining Group's outstanding debt securities. Under the most restrictive covenants, the Refining Group was unable to return additional capital to Premcor USA Inc. as of March 31, 2001. Cash, cash equivalents, and short-term investments owned by Premcor USA Inc. amounted to $42.0 million at March 31, 2001. These amounts are restricted primarily for financing costs.

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

PART II - OTHER INFORMATION

ITEM 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit
Number                             Description
-------                            -----------

3.1  Restated Certificate of Incorporation of Premcor USA Inc. (formerly known as Clark USA, Inc.) effective as of December 28, 1994 (Incorporated by reference to Exhibit 3.1 filed with the Company's Annual Report on Form
     10-K, for the year ended December 31, 2000 (Commission File No. 1-13514))

3.2  Certificate of Amendment of Certificate of Incorporation of Premcor USA
     Inc. (formerly known as Clark USA, Inc.) effective as of February 23, 1995
     (Incorporated by reference to Exhibit 3.2 filed with the Company's Annual
     Report on Form 10-K, for the year ended December 31, 2000 (Commission File
     No. 1-13514))

3.3  Certificate of Amendment of Certificate of Incorporation of Premcor USA
     Inc. (formerly known as Clark USA, Inc.) effective as of November 3, 1995
     (Incorporated by reference to Exhibit 3.3 filed with the Company's Annual
     Report on Form 10-K, for the year ended December 31, 2000 (Commission File
     No. 1-13514))

3.4  Certificate of Amendment of Certificate of Incorporation of Premcor USA
     Inc. (formerly known as Clark USA, Inc.) effective as of October 1, 1997
     (Incorporated by reference to Exhibit 3.4 filed with the Company's Annual
     Report on Form 10-K, for the year ended December 31, 2000 (Commission File
     No. 1-13514))

3.5  Certificate of Amendment of Certificate of Incorporation of Premcor USA
     Inc. (formerly known as Clark USA, Inc.) effective as of October 1, 1997
     (Incorporated by reference to Exhibit 3.5 filed with the Company's Annual
     Report on Form 10-K, for the year ended December 31, 2000 (Commission File
     No. 1-13514))

3.6  Certificate of Amendment of Certificate of Incorporation of Premcor USA
     Inc. (formerly known as Clark USA, Inc.) effective as of October 1, 1997
     (Incorporated by reference to Exhibit 3.6 filed with the Company's Annual
     Report on Form 10-K, for the year ended December 31, 2000 (Commission File
     No. 1-13514))

3.7  Certificate of Amendment of Certificate of Incorporation of Premcor USA
     Inc. (formerly known as Clark USA, Inc.) effective as of January 15, 1998
     (Incorporated by reference to Exhibit 3.7 filed with the Company's Annual
     Report on Form 10-K, for the year ended December 31, 2000 (Commission File
     No. 1-13514))

3.8  Certificate of Amendment of Certificate of Incorporation of Premcor USA
     Inc. (formerly known as Clark USA, Inc.) effective as of December 28, 1999
     (Incorporated by reference to Exhibit 3.8 filed with the Company's Annual
     Report on Form 10-K, for the year ended December 31, 2000 (Commission File
     No. 1-13514))

3.9  Certificate of Amendment of Certificate of Incorporation of Premcor USA
     Inc. (formerly known as Clark USA, Inc.) effective as of May 10, 2000
     (Incorporated by reference to Exhibit 3.9 filed with the Company's Annual
     Report on Form 10-K, for the year ended December 31, 2000 (Commission File
     No. 1-13514))

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
     (Incorporated by reference to Exhibit 3.8 filed with the Company's Annual
     Report on Form 10-K, for the year ended December 31, 1998 (Commission File
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
     333-42457))

4.2  Supplemental Indenture, dated as of August 10, 1998, to Indenture, dated as of October 1, 1997, between Premcor USA Inc. (formerly known as Clark USA,
     Inc.) and Bankers Trust Company, as Trustee (Incorporated by reference to
     Exhibit 4.4 filed with the Company's Annual Report on Form 10-K, for the year ended December 31, 1998 (Commission File No. 1-13514))

4.3  Indenture, dated as of December 1, 1995, between Premcor USA Inc. (formerly known as Clark USA, Inc.) and The Chase Manhattan Bank, N.A., as Trustee,
     including the form of 10 7/8% Series B, Senior Notes due December 1, 2005
     (Incorporated by reference to Exhibit 4.1 filed with Premcor USA Inc.
     (formerly known as Clark USA, Inc.) Form 8-K, dated December 1, 1995 (File
     No. 33-59144))

4.4  Supplemental Indenture, dated as of August 10, 1998, to Indenture, dated as of December 1, 1995, between Premcor USA Inc. (formerly known as Clark USA,
     Inc.) and The Chase Manhattan Bank, N.A., as Trustee. (Incorporated by
     reference to Exhibit 4.6 filed with the Company's Annual Report on Form
     10-K, for the year ended December 31, 1998 (Commission file No. 1-13514))

(b) Reports on Form 8-K
      A  report  on Form 8-K  dated  January  17,  2001  (announcing  that the
   Company  would  close  its Blue  Island,  Illinois  refinery  at the end of
   January  2001) and a report on Form 8-K dated  April 10,  2001  (announcing that  Premcor  Inc.,  which owns all the  outstanding  common  stock of the
   Company,  has retained Credit Suisse First Boston and The Blackstone  Group
   L.P.  to serve  as its  financial  advisors  to  assist  in its  review  of alternatives  to  maximize  the value of  Premcor  Inc.)  were filed by the
   Company  during the period  covered by this report and up to and  including the date of filing of this report.

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

                                                     PREMCOR USA INC.
                                                       (Registrant)

                                            /s/  Dennis R. Eichholz
                                         ---------------------------------------
                                          Dennis R. Eichholz
                                          Controller (Principal
                                            Accounting Officer and
                                            Duly Authorized Officer)

May 14, 2001