Form 10-K405
period 2001-12-31
PREMCOR USA INC
filed 2002-03-29
CIK 898444

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------
                                    FORM 10-K
                             -----------------------

(Mark One)
    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                       fiscal year ended December 31, 2001

                                       OR



    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from____ to ____.

                         COMMISSION FILE NUMBER: 1-13514

                             -----------------------

                                PREMCOR USA INC.
             (Exact name of registrant as specified in its charter)

                             -----------------------

                     DELAWARE                              43-1495734
          (State or Other Jurisdiction of               (I.R.S. Employer
          Incorporation or Organization)              Identification No.)

               8182 MARYLAND AVENUE                        63105-3721
                ST. LOUIS, MISSOURI                        (Zip Code)
     (Address of Principal Executive Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (314) 854-9696

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


-------------------------------------      ------------------------------------


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

                           Yes [X]     No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Number of shares of registrant's common stock, $.01 par value, outstanding as of March 1, 2002: 100, all of which are owned by Premcor Inc.

                                PREMCOR USA INC.

                                TABLE OF CONTENTS

                                                                                                                          PAGE
                                                                                                                          ----
PART I
Items 1. and 2.   Business and Properties...................................................................................2
Item 3.           Legal Proceedings........................................................................................24
Item 4.           Submission of Matters to a Vote of Security-Holders......................................................26


PART II
Item 5.           Market for Registrant's Common Stock and Related Shareholder Matters.....................................27
Item 6.           Selected Financial Data..................................................................................27
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations....................29
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk...............................................45
Item 8.           Financial Statements and Supplementary Data..............................................................46
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................46


PART III
Item 10.          Directors and Executive Officers of the Registrant.......................................................47
Item 11.          Executive Compensation...................................................................................49
Item 12.          Security Ownership of Certain Beneficial Owners and Management...........................................60
Item 13.          Certain Relationships and Related Transactions...........................................................61


PART IV
Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8K..........................................64

Signatures

                           FORWARD-LOOKING STATEMENTS

         Certain statements in this document are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are subject to the safe harbor provisions of this legislation. You can identify these forward-looking statements by the use of words like "strategy", "expects," "intends," "plans," "projects," "believes," "estimates," "will", "goals", "targets", and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

         Even though we believe our expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. Important factors could cause actual results to differ materially from our expectations contained in our forward-looking statements. These factors include, but are not limited to, changes in:

         o        Industry-wide refining margins;

         o Crude oil and other raw material costs, the cost of transportation of crude oil, embargoes, industry expenditures for the discovery and production of crude oil, military conflicts between, or internal instability in, one or more oil-producing countries, governmental actions, and other disruptions of our ability to obtain crude oil;

         o        Market volatility due to world and regional events;

         o        Availability and cost of debt and equity financing;

         o        Labor relations;

         o        U.S. and world economic conditions;

         o        Supply and demand for refined petroleum products;

         o Reliability and efficiency of our operating facilities which are affected by such potential hazards as equipment malfunctions, plant construction/repair delays, explosions, fires, oil spills and the impact of severe weather;

         o Actions taken by competitors which may include both pricing and expansion or retirement of refinery capacity;

         o Civil, criminal, regulatory or administrative actions, claims or proceedings and regulations dealing with protection of the environment, including refined petroleum product specifications and characteristics; and

         o Other unpredictable or unknown factors not discussed, including acts of war or terrorism.

Because of these uncertainties and others, you should not place undue reliance on our forward-looking statements.

                                     PART I



         As used in this Form 10-K, the terms "we," "our," or "us" refer to Premcor USA Inc. and its consolidated subsidiaries, taken as a whole, unless the context otherwise indicates. Premcor USA Inc. should be distinguished from The Premcor Refining Group Inc. and Sabine River Holding Corp., which are companies affiliated with us that also file Forms 10-K with the Securities and Exchange Commission.

ITEMS 1. AND 2. BUSINESS AND PROPERTIES

OVERVIEW AND RECENT DEVELOPMENTS

         We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, petroleum coke and other petroleum products in the United States. We currently own and operate three refineries with a combined crude oil volume processing capacity, known as throughput capacity, of approximately 490,000 barrels per day, or bpd. We sell petroleum products in the Midwest, the Gulf Coast, and the Eastern and Southeastern United States. Our refineries are located in Port Arthur, Texas; Lima, Ohio; and Hartford, Illinois. For the year ended December 31, 2001, highly refined products, known as light products, such as transportation fuels, petrochemical feedstocks and heating oil, accounted for approximately 95% of our total product volume. For the same period, high-value, premium product grades, such as high octane and reformulated gasoline, low sulfur diesel and jet fuel, which are the most valuable types of light products, accounted for approximately 36% of our total product volume. We sell our products on an unbranded basis to approximately 750 distributors and chain retailers through a combination of our own product distribution system and an extensive third-party owned product distribution system, as well as in the spot market. Our principal executive offices are located at 8182 Maryland Avenue, St. Louis, Missouri 63105-3721, and our telephone number is (314) 854-9696.

         On February 1, 2002, Thomas D. O'Malley was elected our chairman, president, chief executive officer and chief operating officer. Mr. O'Malley was formerly vice chairman of Phillips Petroleum Corporation, and prior to that, chairman and chief executive officer of Tosco Corporation. Mr. O'Malley has assembled an executive management team consisting of William E. Hantke, our new executive vice president and chief financial officer, Joseph D. Watson, our new senior vice president and chief administrative officer, and Jeffry N. Quinn, our executive vice president and general counsel. Mr. Hantke and Mr. Watson were formerly members of the management team at Tosco Corporation prior to its merger with Phillips Petroleum Corporation. Mr. Quinn joined us in 2000 and was formerly a member of the executive management team at Arch Coal, Inc.

         On February 28, 2002, we announced our intention to close our 70,000 bpd Hartford refinery in October 2002. We have concluded that there is no economically viable manner of reconfiguring the refinery to produce fuels which meet new gasoline and diesel fuel specifications mandated by the federal government. During the period prior to closing the refinery, our focus will continue to be on employee safety and environmental performance. Additionally, we intend to pursue all opportunities, including a sale of the refinery, to mitigate the loss of jobs and refining capacity in the Midwest. For a discussion of the pretax charge to earnings that we plan to record as a result of the planned closure of our Hartford refinery, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Operational Outlook -- Hartford Refinery."

         We are a wholly owned subsidiary of Premcor Inc. Premcor Inc.'s principal shareholders are Blackstone Capital Partners III Merchant Banking Fund and affiliates, or Blackstone, which beneficially owns 80.2% of Premcor Inc.'s voting stock, and Occidental Petroleum Corporation, or Occidental, which beneficially owns 18.4% of Premcor Inc.'s voting stock.

         We were incorporated in Delaware in 1988 as AOC Holdings Inc. In May 2000, after two earlier name changes, we changed our name from Clark USA, Inc. to Premcor USA Inc. We have publicly-traded debt outstanding. Our wholly owned principal operating subsidiary is The Premcor Refining Group Inc., or PRG. We should be distinguished from PRG and our affiliate Sabine River Holding Corp., which also have publicly-traded debt outstanding.

         The business operations of our Port Arthur refinery and the business operations of Sabine River Holding Corp.'s wholly-owned operating subsidiary, Port Arthur Coker Company L.P., or PACC, are interdependent and governed by certain intercompany agreements. For a discussion of this relationship and these agreements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Operating Results" and "Factors Affecting Comparability" and "Certain Relationships and Related Transactions -- Our Relationship with Port Arthur Coker Company."

BUSINESS STRATEGIES

         Our goal is to be one of the premier independent refiners and suppliers of unbranded petroleum products in the United States. We intend to accomplish this goal, grow our business, enhance earnings and improve our return on capital by executing the following strategies, which we believe capitalize on our existing competitive strengths.

         Grow Through Acquisitions and Discretionary Capital Expenditure Projects at Our Existing Refineries. We intend to pursue timely and cost-effective acquisitions of crude oil refining capacity and undertake discretionary capital expenditure projects to improve, upgrade, and potentially expand our Port Arthur and Lima refineries. We will pursue opportunities that we believe will be promptly accretive to earnings and improve our return on capital, assuming historic average margins and crude oil differentials.

         We believe that the continuing consolidation in our industry, the strategic divestitures by major integrated oil companies and the rationalization of specific refinery assets by merging companies will present us with attractive acquisition opportunities. In addition, based upon our engineering and financial analysis, we have identified discretionary capital projects at our Port Arthur and Lima refineries that we believe will, if undertaken, be accretive to earnings and generate an attractive return on capital. The management team assembled by our new Chairman and CEO, Thomas D. O'Malley, has a proven track record of growing businesses via acquisitions, which we believe complements an existing strength of our organization. Since 1995, we have demonstrated our acquisition, technical, and project evaluation, structuring, implementation, and integration expertise by transforming our asset base through the acquisition of, and subsequent performance enhancement at, our Lima and Port Arthur refineries. We believe we are well situated to capitalize on these acquisitions and discretionary capital project opportunities.

         In executing the strategies outlined above, we want to own and operate refineries, whether they be our existing refineries or refineries we may acquire in the future, which not only prosper in good market conditions, but are resilient during downturns in the market. We believe this resiliency can be created by, among other things:

         o being a low-cost operator of safe and reliable refineries with a continuous focus on controlling cost;

         o having an inherent cost advantage due to lower feedstock cost, such as the cost advantage which comes from having significant sour and heavy sour crude oil processing capabilities;

         o        owning refineries in strategic geographic locations; and

         o having the capability to produce and distribute a variety of the fuels required by varying regional fuel specifications.

         Promote Operational Excellence in Safety and Reliability. We will continue to devote significant time and resources toward improving the safety and reliability of our operations. We will seek to increase operational performance through our commitment to our preventative maintenance programs and to training and development programs such as our current "proactive manufacturing" and "defect elimination" programs. We will continue to emphasize safety in all aspects of our operations. We believe that a superior safety record is inherently tied to profitability and that safety can be measured and managed like all other aspects of our business. We have identified several projects designed to increase our operational excellence. For example, at our Port Arthur refinery we are pursuing a portfolio of projects designed to increase reliability. At Lima, we have identified and are implementing a number of projects designed to decrease energy consumption and improve safety.

         Create an Organization Highly Motivated to Enhance Earnings and Improve Return on Capital. We intend to create an organization in which employees are highly motivated to enhance earnings and improve return on capital. In order to create this motivation, we have adopted a new annual incentive program under which the annual bonus award for every employee in the organization is dependent to a substantial degree upon earnings. The primary parameter for determining bonus awards under the program for our executive officers and our senior level management team members is earnings. The program allows our executive officers and other senior management team members to earn annual bonus awards only if certain predetermined earnings levels are met, and provides significant bonus opportunities if those levels are exceeded. For the remainder of our employees, earnings are a substantial factor which determines whether a bonus pool is available for annual rewards. In approving annual awards under the program, the compensation committee of our board of directors will also consider our return on capital, and our environmental, heath and safety performance.

REFINERY OPERATIONS

         We have three refineries in two regions: our Port Arthur, Texas refinery comprises our Gulf Coast operations; our Lima, Ohio and Hartford, Illinois refineries comprise our Midwest operations.

         We recently announced our intention to close our 70,000 bpd Hartford refinery in October 2002. We have concluded that there is no economically viable manner of reconfiguring the refinery to produce fuels which meet new gasoline and diesel fuel specifications mandated by the federal government. During the period prior to closing the refinery, our focus will continue to be on employee safety and environmental performance. Additionally, we intend to pursue all opportunities, including a sale of the refinery, to mitigate the loss of jobs and refining capacity in the Midwest. For a discussion of the pretax charge to earnings that we plan to record as a result of the planned closure of our Hartford refinery, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Operational Outlook -- Hartford Refinery."

         Our aggregate crude oil throughput capacity at our three refineries is 490,000 bpd. The configuration at each of our refineries is single-train coking, which means that each of our refineries has a single crude unit and a coker unit. The following table provides a summary of key data for each of our three refineries as of December 31, 2001 and for the year then ended, as indicated.

                                REFINERY OVERVIEW

                                               PORT ARTHUR,       LIMA,        HARTFORD,
                                                  TEXAS           OHIO         ILLINOIS        COMBINED
                                               ------------     --------      ----------       ---------
Crude distillation capacity (bpd)..........       250,000        170,000         70,000        490,000

CRUDE SLATE CAPABILITY:
  Heavy sour...............................            80%            --%            60%            50%
  Medium and light sour....................            20             10             40             19
  Sweet....................................            --             90             --             31
                                                   ------         ------         ------         ------
TOTAL......................................           100%           100%           100%           100%
                                                   ======         ======         ======         ======

PRODUCTION FOR THE YEAR ENDED DECEMBER 31, 2001

LIGHT PRODUCTS:
  Conventional gasoline....................          35.2%          51.4%          45.7%          41.9%
  Premium and reformulated gasoline........          10.3            8.3            9.7            9.6
  Diesel fuel..............................          32.7           15.4           33.1           27.3
  Jet fuel.................................           8.3           16.4             --            9.6
  Petrochemical feedstocks.................           7.8            5.1            4.6            6.4
                                                   ------         ------         ------         ------
  SUBTOTAL LIGHT PRODUCTS .................          94.3           96.6           93.1           94.8
Petroleum coke and sulfur..................           3.7            2.0            5.7            3.5
Residual oil...............................           2.0            1.4            1.2            1.7
                                                   ------         ------         ------         ------
TOTAL PRODUCTION...........................         100.0%         100.0%         100.0%         100.0%
                                                   ======         ======         ======         ======

PRODUCTS

         Our principal refined products are gasoline, on and off-road diesel fuel, jet fuel, liquefied petroleum gas, petroleum coke and residual oil. Gasoline, on-road (low sulfur) diesel fuel and jet fuel are primarily transportation fuels. Off-road (high-sulfur) diesel fuel is used mainly in agriculture and as railroad fuel. Liquefied petroleum gas is used mostly for home heating and as chemical and refining feedstocks. Petroleum coke, a by-product of the coking process, can be burned for power generation or used to process metals. Residual oil (slurry oil and vacuum tower bottoms) is used mainly as heavy industrial fuel, such as for power generation, or to manufacture roofing materials or create asphalt for highway paving. We also produce many unfinished petrochemical feedstocks that are sold to neighboring chemical plants at our Port Arthur and Lima refineries.

GULF COAST OPERATIONS

         The Gulf Coast, or PADD III, region of the United States, which is the largest PADD in the United States in terms of crude oil throughput capacity, is comprised of Alabama, Arkansas, Louisiana, Mississippi, New Mexico and Texas. According to the National Petrochemical & Refiners Association, or NPRA, 56 refineries were operating in PADD III as of December 31, 2001, with a total crude oil throughput capacity of approximately 7.5 million bpd.

         The Gulf Coast region has historically had an excess supply of products, with the Department of Energy's Energy Information Association, or EIA, estimating light product demand, as of December 31, 2001, at approximately
2.2 million bpd and light product production at approximately 6.0 million bpd. Approximately 62%, or 3.7 million barrels, is exported mainly to the eastern seaboard or Midwest markets.

         Explorer, TEPPCO, Seaway and Phillips pipelines transport Gulf Coast products to markets located in the Midwest region, and the Colonial and Plantation pipelines transport products to markets located in the Northeast and Southeast United States. In addition to the product pipeline system, product can be shipped by barge and tanker to both the eastern seaboard and West Coast markets.

         Port Arthur Refinery

         Our Port Arthur refinery is located on the Gulf Coast, which accounts for 47% of total domestic refining capacity and is one of the most competitive markets in the United States. We acquired the refinery from Chevron Products Company in 1995. This refinery is located on a 4,000-acre site, of which less than 1,500 acres are occupied by refinery assets, in Port Arthur, Texas, approximately 90 miles east of Houston. The refinery includes a crude unit, a catalytic reformer, a hydrocracker, a fluid catalytic cracking unit, a delayed coker, and a hydrofluoric acid alkylation unit. It produces conventional gasoline, reformulated gasoline, low sulfur diesel fuel and jet fuel, petrochemical feedstocks and fuel grade coke.

         The Port Arthur, Texas refinery has a crude oil throughput capacity of approximately 250,000 bpd. We lease 100% of this crude oil throughput capacity to our affiliate, PACC, which owns and operates a delayed coking unit, hydrocracker unit and sulfur complex at the refinery site. However, we in turn have the right, via a processing arrangement with PACC, to use, and we currently do use, approximately 20%, or 50,000 bpd, of that throughput capacity to process crude oil we purchase. We have agreements with PACC whereby we lease certain of our refinery equipment to them, provide to them certain operating, maintenance and other services and supplies, and purchase from them all of their output of partially refined intermediate products. As a result of these agreements, PACC is a significant supplier of partially refined intermediate products to us, with such products representing more than 180,000 bpd of our Port Arthur refinery feedstocks. For further discussion of our feedstock arrangement with PACC, see "-- Feedstock and Other Supply Arrangements."

                FEEDSTOCKS AND PRODUCTION AT PORT ARTHUR REFINERY

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                     --------------------------------------------------------------------------------------------
                                                1999                            2000                            2001
                                     ---------------------------     ---------------------------    -----------------------------
                                         BPD         PERCENT OF          BPD         PERCENT OF         BPD          PERCENT OF
                                     (THOUSANDS)       TOTAL         (THOUSANDS)       TOTAL        (THOUSANDS)         TOTAL
                                     ------------    -----------     ------------    -----------    -------------    ------------
FEEDSTOCKS
CRUDE OIL THROUGHPUT:
  Sweet crude oil...............          10.4            5.0%             3.6            1.7%           --                --%
  Medium and light sour crude oil        156.2           75.8            151.5           73.2            10.3             4.4
  Heavy sour crude oil..........          33.4           16.2             38.1           18.4            33.5            14.2
                                        ------         ------          -------        -------         -------          ------
     TOTAL CRUDE OIL............         200.0           97.0            193.2           93.3            43.8            18.6
   Port Arthur Coker Company
     intermediate throughput....          --             --                8.8            4.3           180.0            76.5
  Unfinished and blendstocks....           6.0            3.0              5.0            2.4            11.4             4.9
                                        ------         ------          -------        -------         -------          ------
     TOTAL FEEDSTOCKS...........         206.0          100.0%           207.0          100.0%          235.2           100.0%
                                        ======         ======          =======        =======         =======          ======

PRODUCTION
LIGHT PRODUCTS:
  Conventional gasoline.........          75.9           36.4%            73.4           35.1%           82.9            35.2%
  Premium and reformulated
     gasoline...................          15.6            7.5             18.1            8.6            24.4            10.3
  Diesel fuel...................          61.1           29.3             58.0           27.7            77.2            32.7
  Jet fuel......................          18.1            8.7             16.6            7.9            19.7             8.3
  Petrochemical feedstocks......          23.1           11.1             23.7           11.3            18.3             7.8
                                        ------         ------          -------        -------         -------          ------
    TOTAL LIGHT PRODUCTS........         193.8           93.0            189.8           90.6           222.5            94.3
  Petroleum coke and sulfur.....          11.1            5.3             10.3            4.9             8.8             3.7
  Residual oil..................           3.6            1.7              9.2            4.5             4.7             2.0
                                        ------         ------          -------        -------         -------          ------
    TOTAL PRODUCTION............         208.5          100.0%           209.3          100.0%          236.0           100.0%
                                        ======         ======          =======        =======         =======          ======

         Our Port Arthur refinery has reduced combined "recordable injuries" and "lost work days" as defined by the Occupational Safety and Health Administration, or OSHA. The recordable injury rates, which reflect the number of recordable incidents per 200,000 hours worked, have improved from 4.4 in 1995 to an average of less than 1.0 in 2001, compared to a United States refining industry average recordable injury rate of 1.5 in 2000.

         Feedstock and Other Supply Arrangements. With respect to crude oil feedstocks, we utilize 40,000 bpd of heavy sour crude oil as well as 10,000 bpd of medium sour crude oil. Crude oil represents 20% of our feedstock throughput at the Port Arthur refinery. In addition, PACC purchases approximately 160,000 bpd of heavy sour crude oil from P.M.I. Comercio International, S.A. de C.V., an affiliate of PEMEX, the Mexican state oil company, under a long-term agreement and approximately 40,000 bpd of medium sour crude oil from other third parties. PACC processes this crude oil and sells to us intermediate feedstocks that we then further process into higher value finished product. The intermediate feedstocks are normally higher in price than crude oil because they have been partially refined. The intermediate feedstocks represent approximately 80% of our total feedstock throughput at the Port Arthur refinery.

         The sourcing of medium sour crude oil is allocated between foreign waterborne crude oil and domestic offshore Gulf Coast sour crude oil delivered by pipeline. The sourcing of the heavy sour crude oil is primarily waterborne deliveries to the refinery docks or via the Sun Terminal or the Oiltanking Beaumont terminal, both of which are connected by pipeline to our Lucas tank farm for delivery to the refinery. Pipeline crude oil can also be received from Equilon Enterprises LLC's pipeline originating in Clovelly, Louisiana.

         Hydrogen is supplied to our refinery under a 20-year contract between PACC and Air Products and Chemicals Inc., or Air Products. We purchase hydrogen from PACC as needed. Air Products has constructed, on property leased from us, a new steam methane reformer and two hydrogen purification units. Air Products also supplies steam and electricity to us for our Port Arthur refinery. If our requirements exceed the daily amount provided for under the contract, PACC may purchase additional hydrogen from Air Products, which we may in turn purchase from them. Certain bonuses and penalties are applicable for various performance targets under the contract.

         Mixed butylenes from the fluid catalytic cracker unit and the coker unit are processed for a fee by Huntsman Petrochemical Corporation to produce Methyl Tertiary Butyl Ether, or MTBE, for sale or refinery consumption. The unused portion of the mixed butylene stream and incremental purchases are returned to our refinery for use as alkylation feedstock. Methanol required to produce the MTBE is purchased by us and delivered to Huntsman. The butylenes are transported to and from Huntsman by dedicated pipelines owned by Huntsman. This is a one-year renewable agreement between Huntsman and us, which may be cancelled upon 90 days' notice.

         We purchase Huntsman's entire production of pyrolysis gasoline, or pygas, produced from their Port Arthur ethylene cracker. Pygas is transported by dedicated pipeline from Huntsman to the refinery for use as a refinery gasoline blendstock. This agreement is for five years ending December 31, 2004, but can be cancelled by us, if desired as a result of gasoline specification changes due to Tier 2 gasoline standards, since the sulfur content of pygas may exceed that which is permitted by the regulations.

         Energy. We generate most of the electricity for our Port Arthur refinery in our own cogeneration plants. The remainder of our electricity needs is supplied under a long-term agreement with Air Products, which has a cogeneration plant as part of its on-site hydrogen plant. In addition, we buy power from Entergy Gulf States, Inc. under peak load conditions, or if a generator experiences a mechanical failure. During times when we have excess power, we sell the excess to Entergy. Entergy has exercised its right to terminate the agreement because of impending deregulation, which deregulation is expected to occur on or after September 15, 2002. The agreement will stay in effect on a month-to-month basis until deregulation occurs. We are in the process of making alternative arrangements to replace the Entergy agreement.

         Our Port Arthur refinery purchases natural gas at a price based on a monthly index, pursuant to a contract with Entex Gas Marketing, a subsidiary of Reliant Energy, that terminates in June 2003. The contract provides for 60,000 million British Thermal Units, or btu of natural gas per day on a firm, uninterruptible basis, which is the amount of natural gas consumed by us each day at the refinery. The contract also allows for wide flexibility in volumes at a specified pricing formula. If we need to replace this contract, there are many alternative sources of natural gas available.

         We are reimbursed by PACC for a substantial portion of our energy costs pursuant to a services and supply contract.

         Product Offtake. The gasoline, low sulfur diesel and jet fuel produced at our Port Arthur refinery are distributed into the Colonial pipeline, Explorer pipeline, Texas Eastern, or TEPPCO pipeline or through our refinery dock into ships or barges. The advantage of a variety of distribution channels is that it gives us the flexibility to direct our product into the most profitable market. The TEPPCO pipeline is fed directly out of the refinery tankage, through pipelines we own and operate. The Colonial and Explorer pipelines are fed from our Port Arthur Products Station tank farm, which we partly own through a joint venture with Motiva Enterprises, LLC and Unocal pipeline Company, operated by Equilon Enterprises, LLC. We also own the pipelines which distribute products from our refinery to the Port Arthur Products Station tank farm. Products loaded at the refinery docks come directly out of our Port Arthur refinery tankage. A pipeline also runs from our refinery to Equilon's Beaumont light products terminal. We supply all the products to the Equilon terminal. The petroleum coke produced is moved through the refinery dock by third-party shiploaders. The petroleum coke is sold to five customers under term agreements, for periods of one to four years.

         Other Arrangements. Within our Port Arthur refinery, Chevron Phillips Chemical Company, L.P. operates a 164-acre petrochemical facility to manufacture olefins, benzene, cumene and cyclohexane. This facility is well integrated with the refinery and relies heavily on the refinery infrastructure for utility, operating and support services. We provide these services at cost. In addition to services, Chevron Phillips Chemical Company purchases feedstock from the refinery for use in its olefin cracker, aromatic extraction unit and propylene fractionator. By-products from the petrochemical facility are sold to the refinery for use as gasoline and diesel blendstock, saturate gas plant feedstock, hydrogen and fuel gas.

         Chevron Products Company also operates a distribution facility on 102 acres within our Port Arthur refinery. The distribution center is operated by Chevron Products Company to blend, package, and distribute lubricants and grease. This facility also relies heavily on the refinery infrastructure for utility, operating and support services.

         Other Gulf Coast Assets

         We own other assets associated with our Port Arthur refinery, including:

         o a crude oil terminal and a liquefied petroleum gas terminal, with a combined capacity of approximately 5.0 million barrels;

         o an interest in a jointly held product terminal operated by Equilon Pipeline Company;

         o proprietary refined products pipelines that connect our Port Arthur refinery to our liquefied petroleum gas terminal;

         o refined products common carrier pipelines that connect our Port Arthur refinery to several other terminals; and

         o crude oil common carrier pipelines that connect our Port Arthur refinery to several other terminals and third party pipeline systems.

MIDWEST OPERATIONS

         The Midwest, or PADD II, region of the United States, which is the second largest PADD in the United States in terms of crude oil throughput capacity, is comprised of North Dakota, South Dakota, Minnesota, Iowa, Nebraska, Kansas, Missouri, Oklahoma, Wisconsin, Illinois, Michigan, Indiana, Ohio, Kentucky and Tennessee. According to the NPRA, 27 refineries were operating in PADD II as of December 31, 2001, with a total crude oil throughput capacity of approximately 3.5 million bpd.

         Production of light, or premium, petroleum product by refiners located in PADD II has historically been less than the demand for such product within that region, resulting in product being supplied from surrounding regions. According to the EIA, total light product demand in PADD II, as of December 31, 2001, is approximately 3.9 million bpd, with refinery production of light products in PADD II estimated at approximately 2.9 million bpd. Net imports have supplemented PADD II refining in satisfying product demand and are currently estimated by the EIA at approximately 840,000 bpd, with the Gulf Coast continuing to be the largest area for sourcing product, accounting for approximately 670,000 bpd.

         The Explorer, TEPPCO, Seaway, Orion, Colonial and Plantation product pipelines are the primary pipeline systems for transporting Gulf Coast refinery output to PADD II. Supply is also available via barge transport up the Mississippi River with significant deliveries into markets along the Ohio River. Although inefficient compared to pipelines, barge transport serves a role in supplying inland markets that are remote from product pipeline access and in supplementing pipeline supply when they are bottlenecked or short of product.

         Lima Refinery

         Our Lima refinery, which we acquired from BP PLC in August 1998, is located on a 650-acre site in Lima, Ohio, about halfway between Toledo and Dayton. Our refinery, with a crude oil throughput capacity of approximately 170,000 bpd, processes primarily light, sweet crude oil, although 22,500 bpd of coking capability allows our refinery to upgrade lower-valued products. Our Lima refinery is highly automated and modern and includes a crude unit, a hydrocracker unit, a reformer unit, an isomerization unit, a fluid catalytic cracking unit, a coker unit, a trolumen unit, an aromatic extraction unit and a sulfur recovery unit. We also own a 1.1 million-barrel crude oil terminal associated with our Lima refinery. The refinery can produce conventional gasoline, reformulated gasoline, jet fuel, high-sulfur diesel fuel, anode petroleum coke, benzene and toluene.

                   FEEDSTOCKS AND PRODUCTION AT LIMA REFINERY

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------------------
                                                  1999                         2000                         2001
                                       -------------------------    -------------------------    --------------------------
                                           BPD        PERCENT OF        BPD        PERCENT OF        BPD        PERCENT OF
                                       (THOUSANDS)       TOTAL      (THOUSANDS)       TOTAL      (THOUSANDS)       TOTAL
                                       -----------    ----------    -----------    ----------    -----------    -----------
FEEDSTOCKS
CRUDE OIL THROUGHPUT:
  Sweet crude oil.................          120.7         103.6%         130.5          99.5%         136.5          99.7%
  Light sour crude oil............            --            --             5.9           4.5            4.0           2.9
                                           ------        ------         ------        ------         ------        ------
    TOTAL CRUDE OIL...............          120.7         103.6          136.4         104.0          140.5         102.6
Unfinished and blendstocks........           (4.2)         (3.6)          (5.3)         (4.0)          (3.6)         (2.6)
                                           ------        ------         ------        ------         ------        ------
    TOTAL FEEDSTOCKS..............          116.5         100.0%         131.1         100.0%         136.9         100.0%
                                           ======        ======         ======        ======         ======        ======

PRODUCTION
LIGHT PRODUCTS:
  Conventional gasoline...........           55.2          46.7%          67.5          50.8%          71.2          51.4%
  Premium and reformulated
      gasoline....................           14.3          12.1           11.3           8.5           11.5           8.3
  Diesel fuel.....................           20.5          17.4           21.1          15.9           21.3          15.4
  Jet fuel........................           17.7          15.0           21.4          16.1           22.7          16.4
  Petrochemical feedstocks........            6.4           5.4            7.1           5.3            7.0           5.1
                                           ------        ------         ------        ------         ------        ------
    TOTAL LIGHT PRODUCTS ........           114.1          96.6          128.4          96.6          133.7          96.6
Petroleum coke and sulfur.........            2.5           2.1            2.5           1.9            2.8           2.0
Residual oil......................            1.5           1.3            2.0           1.5            2.0           1.4
                                           ------        ------         ------        ------         ------        ------
    TOTAL PRODUCTION .............          118.1         100.0%         132.9         100.0%         138.5         100.0%
                                           ======        ======         ======        ======         ======        ======

         Our Lima refinery crude oil input has not exceeded an annual average of 140,000 bpd over the last several years despite having a throughput capacity of approximately 170,000 bpd. This is largely due to the inability to market the incremental product, mainly high-sulfur diesel fuel, that is produced at throughput rates in excess of 140,000 bpd. A new pipeline connection between the Buckeye pipeline, which transports products out of Lima, and the TEPPCO pipeline, which delivers products into Chicago, was completed in August 2001. This connection in Indianapolis allows for the transportation of light products, specifically high-sulfur diesel fuel, to be transported into the Chicago market from our Lima refinery, thereby providing the opportunity to increase throughput rates closer to the 170,000 bpd capacity. We expect the TEPPCO interconnection to be available later in 2002 for us to move reformulated gasoline from our Lima refinery into the Chicago market.

         Our Lima refinery's combined "recordable injuries" and "lost work days" rate, or recordable injury rate, which reflects the number of recordable incidents per 200,000 hours worked, was an average of 2.5 in 2001, as compared to a United States refining injury average of 1.5 in 2000. From our acquisition of the Lima refinery in August 1998 through the end of 2001, the refinery accumulated approximately three million employee hours without a lost time injury.

         Feedstock and Other Supply Arrangements. The crude oil supplied to our refinery is purchased on a spot basis and delivered via the Marathon pipeline and the Mid-Valley pipeline. The reactivation and reversal of the Millennium pipeline in June 2000 allows the delivery of up to 65,000 bpd of foreign waterborne crude oil to the Mid-Valley pipeline at Longview, Texas. The Mid-Valley pipeline is also supplied with West Texas Intermediate domestic crude oil via the West Texas Gulf pipeline. The Marathon pipeline is supplied via the Capline, Ozark, Platte, ExxonMobil and Mustang pipelines. The current crude oil slate includes foreign waterborne crude oil ranging from heavy sweet to light sweet, domestic West Texas Intermediate and a small amount of light sour crude oil in order to maximize the sulfur plant capacity. This flexibility in crude oil supply helps to assure availability and allows us to minimize the cost of crude oil delivered into our refinery.

         In March 1999, we entered into an agreement with Koch Petroleum Group L.P., or Koch, as a means of minimizing our working capital investment. Pursuant to the agreement, we sold Koch our crude oil linefill in the Mid-Valley pipeline and the West Texas Gulf pipeline that is required for the delivery of crude oil to our Lima refinery, which currently amounts to 2.7 million barrels. Because ownership of the linefill confers shipper status, Koch is the shipper of record on all barrels delivered to Lima from the Mid-Valley pipeline. This routing is the primary source of West Texas Intermediate crude oil to the refinery.

We also have the ability to transport foreign crude oils to the origin of the Mid-Valley pipeline for further delivery by way of the Koch contract to Lima. All deliveries to Lima, whether domestic or foreign, are accomplished on a daily ratable basis. Upon termination of this contract, we are obligated to repurchase the linefill at market prices. We have hedged the price risk related to the repurchase obligations through the purchase of exchange-traded futures contracts.

         Energy. Electricity is supplied to our refinery at a competitive rate pursuant to an agreement with Ohio Power Company, which is terminable by either party on twelve months notice. We believe this is a stable, long-term energy supply; however, there are alternative sources of electricity in the area if necessary. Our Lima refinery purchases natural gas at a price based on a monthly index, pursuant to a contract with BP. The contract was renewed to August 2002 and renews automatically in August of each year, unless terminated by us on 120 days notice. If necessary, alternative sources of natural gas supply are available, although probably at higher prices.

         Product Offtake. Our Lima refinery's products are distributed through the Buckeye and Inland pipeline systems and by rail, truck or third party-owned terminals. The Buckeye system provides access to markets in Northern/Central Ohio, Indiana, Michigan and Western Pennsylvania. The Inland pipeline System is a private intra-state system through which products from our Lima refinery can be delivered to the pipeline's owners. A high percentage of our Lima refinery's production supplies the wholesale business through direct movements or exchanges. Gasoline and diesel are sold or exchanged to the Chicago market under term arrangements. Jet fuel production is sold primarily under annual contracts to commercial airlines and delivered via pipelines. Propane products are sold by truck or, during the summer, transported via the TEPPCO pipeline to caverns for winter sales. The mixed butylenes and isobutane products are transported by rail to customers throughout the country or are processed in our Hartford refinery's alkylation unit. The anode grade petroleum coke production, which commands a higher price than fuel grade petroleum coke, is transported by rail to customers in West Virginia and Illinois.

         Other Arrangements. Adjacent to our Lima refinery is a chemical complex owned and operated by BP Chemical, a plant owned by PCS Nitrogen and operated by BP Chemical, and a plant that processes by-products from the BP Chemical plant. The chemical complex relies heavily on our Lima refinery's infrastructure for utility, operating and support services. We provide these services at cost; however, costs for the replacement of capital are shared based on the proportion each party uses the equipment. In addition to services, BP Chemical purchases chemical-grade propylene and normal butane for its plants.

         We process BP's Toledo refinery production of low purity propylene. The low purity propylene is transported by pipeline to the refinery for purification. High purity propylene is purchased by BP Chemical and is received by rail or truck and commingled with high-purity propylene production from the refinery to provide feed to the adjacent BP Chemical plant. This agreement has a seven-year term ending September 30, 2006, and continues year to year thereafter, unless terminated upon three years' notice.

         Hartford Refinery

         Our Hartford refinery is located on a 400-acre site on the Mississippi River in Hartford, Illinois, approximately 17 miles northeast of St. Louis, Missouri. Our refinery, which has a crude oil throughput capacity of approximately 70,000 bpd, processes primarily sour crude oil into higher-value products such as gasoline and diesel fuel. Our refinery includes a coker unit and can therefore process a wide variety of crude oil slates, including approximately 60% heavy sour crude oil and 40% medium and light sour crude oil or up to 100% medium sour crude oil. Our refinery can produce conventional gasoline, reformulated gasoline, high-sulfur diesel fuel, residual fuel and petroleum coke. The refinery includes a crude unit, a hydrogen plant, an isomerization unit, a fluid catalytic cracker unit, a coker unit and a hydrofluoric alkylation unit.

         On February 28, 2002, we announced our intention to close our 70,000 bpd Hartford refinery in October 2002. We have concluded that there is no economically viable manner of reconfiguring the refinery to produce fuels which meet new gasoline and diesel fuel specifications mandated by the federal government. During the period prior to closing the refinery, our focus will continue to be on employee safety and environmental performance. Additionally, we intend to pursue all opportunities, including a sale of the refinery, to mitigate the loss of jobs and refining capacity in the Midwest. For a discussion of the pretax charge to earnings that we plan to record as a result of the planned closure of our Hartford refinery, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Operational Outlook -- Hartford Refinery."

                 FEEDSTOCKS AND PRODUCTION AT HARTFORD REFINERY

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------------------------------
                                                 1999                        2000                        2001
                                       ------------------------    ------------------------   -------------------------
                                           BPD       PERCENT OF        BPD       PERCENT OF       BPD        PERCENT OF
                                       (THOUSANDS)      TOTAL      (THOUSANDS)      TOTAL     (THOUSANDS)       TOTAL
                                       -----------   ----------    -----------   ----------   -----------    -----------
FEEDSTOCKS
CRUDE OIL THROUGHPUT:
  Sweet crude oil................            10.8          17.9%        17.4           26.3%         4.0          5.9%
  Medium and light sour crude oil            45.7          75.5         31.7           47.9         54.6         80.4
  Heavy sour crude oil...........             2.9           4.8         15.1           22.8          6.9         10.2
                                          -------       -------      -------        -------      -------       ------
    TOTAL CRUDE OIL..............            59.4          98.2         64.2           97.0         65.5         96.5
  Unfinished and blendstocks.....             1.1           1.8          2.0            3.0          2.4          3.5
                                          -------       -------      -------        -------      -------       ------
    TOTAL FEEDSTOCKS.............            60.5         100.0%        66.2          100.0%        67.9        100.0%
                                          =======       =======      =======        =======      =======       ======

PRODUCTION
LIGHT PRODUCTS:
  Conventional gasoline..........            30.7          50.5%        34.6           52.5%        30.5         45.7%
  Premium and reformulated
      gasoline...................             2.4           4.0          1.2            1.8          6.5          9.7
  Diesel fuel....................            21.3          35.0         23.3           35.4         22.1         33.1
  Petrochemical feedstocks                    3.0           4.9          3.5            5.3          3.1          4.6
                                          -------       -------      -------        -------      -------       ------
    TOTAL LIGHT PRODUCTS.........            57.4          94.4         62.6           95.0         62.2         93.1
Petroleum coke and sulfur........             4.2           6.9          5.2            7.9          3.8          5.7
Residual oil.....................            (0.8)         (1.3)        (1.9)          (2.9)         0.8          1.2
                                          -------       -------      -------        -------      -------       ------
    TOTAL PRODUCTION.............            60.8         100.0%        65.9          100.0%        66.8        100.0%
                                          =======       =======      =======        =======      =======       ======

         Our Hartford refinery has the capability to process up to 60% heavy sour crude oil. However, as currently configured, we do not have the sulfur treating capacity to remove all the sulfur from processing a 60% heavy sour crude slate. The residual sulfur ends up in gasoline intermediate components and distillate intermediate components. These intermediate components typically are shipped to the Gulf Coast for additional processing and sold at a significant discount to the Midwest finished product market. Consequently, our heavy sour crude oil input has not exceeded 34% over the last several years because the economics of the market make it attractive to process lighter crude oil feedstock.

         Our Hartford refinery has reduced combined "recordable injuries" and "lost work days" as defined by OSHA. The recordable injury rates, which reflect the number of recordable injuries per 200,000 hours worked, have improved from
3.5 in 1995 to an average of 1.7 in 2001, compared to the United States refining industry average recordable injury rate of 1.5 in 2000. As of December 31, 2001, the refinery achieved over 2.3 million employee hours and four years without a lost time injury.

         Feedstock and Other Supply Arrangements. All crude oil for our Hartford refinery is purchased on a spot basis. The refinery has access to foreign and domestic crude oil supplies through the Platte/Seaway pipeline systems, the Capline/Capwood pipeline systems, the Express pipeline and the Enbridge/Mustang pipeline systems. A broad range of crude oil types are accessible by using either of these pipelines including domestic, Canadian and foreign waterborne crude oils. With direct access to the Platte pipeline, our refinery is able to receive Canadian heavy sour crude oil. Our refinery can also receive intermediate feedstocks by barge when economical, because of its location on a major water transportation route.

         Energy. Electricity is purchased by our Hartford refinery from Ameren UE, the local utility, at attractive rates. We do not purchase natural gas under contract, but rather daily on the spot market on an as-needed basis. The daily purchase of natural gas is attractive because the refinery's consumption is subject to wide variations. Should we need to replace this arrangement prior to the planned closure of the refinery, there are many suppliers of natural gas, and pricing is competitive. In addition, the refinery has the ability to burn propane in lieu of purchasing natural gas, which functions as a hedge against high natural gas prices.

         Product Offtake. Products are distributed from our Hartford refinery through the Marathon/Wabash and Explorer pipeline systems or by barge from our refinery dock on the Mississippi River. Gasoline, high-sulfur diesel and propane are moved through our pipeline between the refinery and the Equilon terminal in Hartford, and further distributed by trucks. Light products are primarily sold into wholesale markets in St. Louis, Indianapolis and Peoria. A significant volume of high-sulfur diesel is sold at our dock to midstream companies in the area. Propane end user marketing is handled by a third party. The propylene is railed to our Alsip terminal in Blue Island, Illinois and sold to a chemical company. Any surplus is either sold in the area, or transported to Chicago for sale in the spot market. Petroleum coke is shipped from our refinery via truck directly to the end user or loaded onto barges for sales. Hartford periodically produces unfinished products, which are shipped to other Midwest refineries via pipeline or barge, and occasionally to the Gulf Coast by barge.

         Other Arrangements. Sulfur removed from our Hartford refinery and recovered by the Phillips Petroleum Company is then sold by Phillips on our behalf. Phillips has given notice of termination of the agreement, effective in December 2003.

PRODUCT MARKETING

         Our product marketing group sells approximately 2.2 billion gallons per year of gasoline, diesel fuel, and jet fuel to a diverse group of approximately 750 distributors and chain retailers. We believe we are one of the largest suppliers of unbranded refined petroleum products in the United States. We sell the majority of our products through an extensive third-party owned terminal system in the Midwest, Southeast and Eastern United States. We have targeted states along the Colonial pipeline, namely Georgia, Tennessee, South Carolina, North Carolina and Virginia, for future growth.

         We also sell our products to end-users in the transportation, agricultural and commercial sectors, including airlines, railroads and barge lines.

         As part of the sale of our retail marketing division to Clark Retail Enterprises in 1999, we entered into a market-based supply agreement for refined products with the buyer, which we renewed in July 2001 for a further twelve months. Under the renewed agreement, we deliver approximately 15,000 bpd of refined products priced at spot market prices plus costs plus a margin based on product and location.

         In 1999, we sold our network of distribution terminals, with the exception of our Alsip terminal and two terminals affiliated with our Port Arthur refinery, to a group composed of Equiva Trading Company, Equilon Enterprises LLC and Motiva Enterprises LLC. As part of the transaction, we entered into a ten-year agreement with the group under which we have the right to distribute our refined products from all three refineries through all of the group's extensive network of approximately 113 terminals, including the terminals we sold to the group. Our right to use the terminals is subject to availability which sometimes limits our use of the terminals. This agreement facilitates our strategy of expanding our wholesale business in Texas, the Southeast and Eastern seaboard of the United States.

         Our Alsip terminal is adjacent to our former Blue Island, Illinois refinery (located approximately 17 miles from Chicago), which we closed in January 2001. We also own a dedicated pipeline that runs from the Alsip terminal to a Hammond, Indiana terminal owned by Equilon. Since the closure of the Blue Island refinery, we have been evaluating alternatives for optimizing the Alsip terminal. The terminal will continue to service the geographic niche market it has historically supplied with reformulated gasoline and distillates. We supply the terminal with products from our Hartford and Port Arthur refineries via the Equilon terminal and from our Lima refinery via the Buckeye/TEPPCO pipeline.

         A one million barrel refinery tank farm formerly associated with our Blue Island refinery is currently used to store crude oil, light products, heavy oils and liquefied petroleum gas. Our refinery tank farm can receive products via Kinder Morgan, Capline and TEPPCO pipelines, barge, rail, and through our proprietary pipeline from Equilon's Hammond terminal. Products can be shipped out of our refinery tank farm into the Kinder Morgan, and Westshore pipelines, barges, railcars, trucks and via our pipeline back to Hammond where it can access the Wolverine pipeline, Badger pipeline and Buckeye pipeline. The location and variety of transportation into and out of the facility positions us well to supply the Chicago market or to lease our refinery tank farm to third parties.

CRUDE OIL SUPPLY

         We have several crude oil supply contracts pursuant to which we purchase from 140,000 to 240,000 bpd of crude oil from certain suppliers and supply agents, including an affiliate of PEMEX, Bayoil Supply and Trading Limited, and Koch. In addition, our affiliate, PACC, purchases approximately 160,000 bpd of crude oil from the PEMEX affiliate pursuant to a long-term contract to which we are not a party. PACC processes this crude oil and sells to us intermediate feedstocks that we then further process into higher-value finished products. We acquire the remainder of our crude oil supply on the spot market from foreign and domestic sources, allowing us to be flexible in our crude oil supply source.

         The following table shows our average daily sources of crude oil for the year ended December 31, 2001:

                           SOURCES OF CRUDE OIL SUPPLY
--------------------------------------------------------------------------------

                                                YEAR ENDED DECEMBER 31, 2001
                                                ----------------------------
                                                    BPD           PERCENT OF
                                                (THOUSANDS)          TOTAL
                                                -----------       ----------
United States.............................         120.4             48.8%
Latin America
       Mexico.............................          30.9             12.5
       Rest of Latin America..............           6.7              2.7
Middle East...............................          22.9              9.2
Africa....................................          29.5             11.9
Canada....................................           9.2              3.7
North Sea ................................          27.6             11.2
                                                 -------           ------
       TOTAL..............................         247.2            100.0%
                                                 =======           ======



         In both of our operating regions, we have the flexibility to receive feedstocks from several suppliers using either pipelines or waterborne delivery. Our Port Arthur refinery receives Maya crude oil and light sour crude oil, which is delivered largely from third-party terminals and also through waterborne delivery via our docks. In the Midwest, we receive our crude oil largely through the Capline pipeline and also under contract through the Millennium pipeline.

COMPETITION

         Many of our principal competitors are fully integrated national or multinational oil companies engaged in many segments of the petroleum business, including exploration, production, transportation, refining and marketing. Because of their geographic diversity, integrated operations, larger capitalization and greater resources, these competitors may be better able to withstand volatile market conditions, compete more effectively on the basis of price, and obtain crude oil more readily in times of shortage.

         The refining industry is highly competitive. Among the principal competitive factors are feedstock supply and product distribution. We compete with other companies for supplies of feedstocks and for outlets for our refined products. Many of our competitors produce their own feedstocks and have extensive retail outlets. We do not produce any of our own feedstocks and have sold our retail outlets. The constant supply of feedstocks and ready market and distribution channels of such competitors places us at a competitive disadvantage in periods of feedstock shortage, high feedstock prices, low refined product prices or unfavorable distribution channel market conditions. In addition, competitors with their own production or retail outlets may be better able to withstand such periods of depressed refining margins or feedstock shortages because they can offset refining losses with profits from their production or retail operations.

         Our industry is subject to extensive environmental regulations, including new standards governing sulfur content in gasoline and diesel fuel. These regulations will have a significant impact on the refining industry and will require substantial capital outlays by us and our competitors in order to upgrade our facilities to comply with the new standards. For further information on environmental compliance, see "-Environmental Matters-Environmental Compliance." Competitors who have more modern plants than we do may not spend as much to comply with the regulations and may be better able to afford the upgrade costs.

         Several significant merger transactions have recently closed between several of our refining industry competitors. We expect this trend toward industry consolidation and restructuring through a variety of transaction structures to continue. As a result of this consolidation, we believe, as has already been the case, that regulators will require merging parties to divest themselves of certain assets. In addition, other assets may also become available as the merged entities go through the process of rationalization regarding overlapping assets and production capability. As such, we believe that the continued consolidation and rationalization within the refining market may present us with attractive acquisition opportunities.

EMPLOYEES

         As of December 31, 2001, our subsidiary, The Premcor Refining Group Inc. employed approximately 1,778 people, with approximately 56% covered by collective bargaining agreements at our Hartford, Lima and Port Arthur refineries.

         The collective bargaining agreements covering employees at our Port Arthur and Hartford refineries expire in January 2006, and the agreement covering employees at our Lima refinery expires in April 2006. With respect to our planned closure of the Hartford refinery, we have concluded bargaining with the labor unions which determines the effect such closure would have on the refinery's represented employees. Our relationships with the unions have been good and we have never experienced a work stoppage as a result of labor disagreements.

ENVIRONMENTAL MATTERS

         We are subject to extensive federal, state and local laws and regulations relating to the protection of the environment. These laws and the accompanying regulatory programs and enforcement initiatives, some of which are described below, impact our business and operations by imposing:

         o restrictions or permit requirements on our on-going operations;

         o liability in certain cases for the remediation of contaminated soil and groundwater at our current or former facilities and at facilities where we have disposed of hazardous materials; and

         o specifications on the petroleum products we market, primarily gasoline and diesel fuel.

         The laws and regulations we are subject to often change and may become more stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that our operations may change over time and certain implementing regulations for laws such as the Resource Conservation and Recovery Act and the Clean Air Act have not yet been finalized, are under governmental or judicial review or are being revised. These regulations and other new air and water quality standards and stricter fuel regulations could result in increased capital, operating and compliance costs. For further discussion of these laws and regulations and their impact on our cash flow, see "--Environmental Compliance", "Risks Related to our Business and our Industry -- Compliance with and changes in, environmental laws could adversely affect our results of operations and our financial condition" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Cash Flows from Investing Activities."

         In addition, we are currently a party to a number of enforcement actions filed by federal, state and local agencies alleging violations of environmental laws and regulations. For further discussion of these enforcement actions, see "--Certain Environmental Contingencies" and "Legal Proceedings."

ENVIRONMENTAL COMPLIANCE

         The principal environmental risks associated with our refinery operations are air emissions, releases into soil and groundwater and wastewater excursions. The primary legislative and regulatory programs that affect these areas are outlined below.

         The Clean Air Act

         The Clean Air Act and the corresponding state laws that regulate emissions of materials into the air affect refining operations both directly and indirectly. Direct impacts on refining operations may occur through Clean Air Act permitting requirements and/or emission control requirements relating to specific air pollutants. For example, fugitive dust, including fine particulate matter measuring ten micrometers in diameter or smaller, may be subject to future regulation. The Clean Air Act indirectly affects refining operations by extensively regulating the air emissions of sulfur dioxide and other compounds, including nitrogen oxides, emitted by automobiles, utility plants and other sources, which are direct or indirect users of our products.

         The Clean Air Act imposes stringent limits on air emissions, establishes a federally mandated operating permit program and allows for civil and criminal enforcement sanctions. The Clean Air Act also establishes attainment deadlines and control requirements based on the severity of air pollution in a geographical area.

         In July 1997, the EPA promulgated more stringent National Ambient Air Quality Standards for ground-level ozone and fine particulate matter. In May 1999, a federal appeals court overturned the new standards. In February 2001, the United States Supreme Court affirmed in part, reversed in part, and remanded the case to the EPA to develop a reasonable interpretation of the nonattainment implementation provisions insofar as they relate to the revised ozone standards. Additionally, in 1998, the EPA published a final rule addressing the regional transport of ground-level ozone across state boundaries to the eastern United States through nitrogen oxide emissions reduction from various emissions sources, including refineries. The rule requires nineteen states and the District of Columbia to revise their state implementation plans to reduce nitrogen oxide emissions. In a related action in December 1999, the EPA granted a petition from several northeastern states seeking the adoption of stricter nitrogen oxide standards by Midwestern states. The impact of the revised ozone and nitrogen oxide standards could be significant to us, but the potential financial effects cannot be reasonably estimated until the EPA takes further action on the revised ozone National Ambient Air Quality Standards, or any further judicial review occurs, and the states, as necessary, develop and implement revised state implementation plans in response to the revised ozone and nitrogen oxide standards.

         At our Port Arthur, Texas refinery, we have committed to acquire permits for "grandfathered" emissions sources under the Governor's Clean Air Responsibility Enterprise program. To date, we have permitted 99% of the emissions from our refinery. We have been granted a flexible operating use permit for our refinery that allows us greater operational flexibility than we previously had, including the ability to increase throughput capacities, provided we do not exceed emissions thresholds set forth in the permit. In return for the flexible operating use permit, we agreed to install advanced pollution control technology at our refinery. We are in the eighth year of a ten year schedule to install such technology.

         The Clean Water Act

         The federal Clean Water Act of 1972 affects refining operations by imposing restrictions on effluent discharge into, or impacting, navigable water. Regular monitoring, reporting requirements and performance standards are preconditions for the issuance and renewal of permits governing the discharge of pollutants into water. We maintain numerous discharge permits as required under the National Pollutant Discharge Elimination System program of the Clean Water Act and have implemented internal programs to oversee our compliance efforts. In addition, we are regulated under the Oil Pollution Act, which amended the Clean Water Act. Among other requirements, the Oil Pollution Act requires the owner or operator of a tank vessel or a facility to maintain an emergency oil response plan to respond to releases of oil or hazardous substances. We have developed and implemented such a plan for each of our facilities covered by the Oil Pollution Act. Also, in case of such releases, the Oil Pollution Act requires responsible companies to pay resulting removal costs and damages, provides for substantial civil penalties, and imposes criminal sanctions for violations of this law. The State of Texas, in which we operate, has passed laws similar to the Oil Pollution Act.

         Ethanol and MTBE are used as blendstocks for producing cleaner-burning gasoline. However, the presence of MTBE in some water supplies, resulting from gasoline leaks primarily from underground and aboveground storage tanks, has led to public concern that MTBE has contaminated drinking water supplies, thus posing a health risk, or has adversely affected the taste and odor of drinking water supplies. As a result of heightened public concern, initiatives have been passed in California to ban the use of MTBE as a gasoline component in that state by the end of 2003. In addition, the federal legislature and other states have either passed or are considering proposals to restrict or ban the use of MTBE. We have primarily used ethanol as the blendstock for the reformulated gasoline we produce. We have, however, produced gasoline containing MTBE at our refineries, and we have sold MTBE to third parties for use as a blendstock for gasoline.

         Resource Conservation and Recovery Act

         Our refining operations are subject to Resource Conservation and Recovery Act requirements for the treatment, storage and disposal of hazardous wastes. When feasible, Resource Conservation and Recovery Act materials are recycled through our coking operations instead of being disposed of on-site or off-site. The Resource Conservation and Recovery Act establishes standards for the management of solid and hazardous wastes. Besides governing current waste disposal practices, the Resource Conservation and Recovery Act also addresses the environmental effects of certain past waste disposal operations, the recycling of wastes and the regulation of underground storage tanks containing regulated substances. In addition, new laws are being enacted and regulations are being adopted by various regulatory agencies on a continuing basis, and the costs of compliance with these new rules can only be broadly appraised until their implementation becomes more precisely defined.

         Fuel Regulations

         Reformulated Fuels. EPA regulations also require that reformulated gasoline and low sulfur diesel intended for all on-road consumers be produced for ozone non-attainment areas, including Chicago, Milwaukee and Houston, which are in our direct market areas. In addition, because St. Louis is a voluntary participant in the EPA's ozone reduction program, reformulated gasoline and low sulfur diesel are also required in the St. Louis market area, another of our direct market areas. Expenditures necessary to comply with existing reformulated fuels regulations are primarily discretionary. Our decision of whether or not to make these expenditures is driven by market conditions and economic factors. The reformulated fuels programs impose restrictions on properties of fuels to be refined and marketed, including those pertaining to gasoline volatility, oxygenate content, detergent addition and sulfur content. The restrictions on fuel properties vary in markets in which we operate, depending on attainment of air quality standards and the time of year. Our Port Arthur and Hartford refineries can produce up to approximately 60% and 25%, respectively, of their gasoline production in reformulated gasoline. Each refinery's maximum reformulated gasoline production may be limited by the clean fuels attainment of our total refining system. Our Port Arthur refinery's diesel production complies with the current on-road sulfur specification of 500 parts per million, or ppm.

         Tier 2 Motor Vehicle Emission Standards. In February 2000, the EPA promulgated the Tier 2 Motor Vehicle Emission Standards Final Rule for all passenger vehicles, establishing standards for sulfur content in gasoline. These regulations mandate that the sulfur content of gasoline at any refinery not exceed 30 ppm during any calendar year by January 1, 2006. These requirements will be phased in beginning on January 1, 2004. It is our intent to meet these specifications from our Port Arthur and Lima refineries on a timely basis. However, we have concluded that there is no economically viable manner of reconfiguring our Hartford refinery to produce fuels which meet these new specifications and the new diesel fuel specifications discussed below. Modifications will be required at our Port Arthur and Lima refineries as a result of the Tier 2 standards. Based on our current estimates, we believe that compliance with the new Tier 2 gasoline specifications will require capital expenditures in the aggregate through 2005 of approximately $175 million at those refineries. Our current estimate represents a decrease from our preliminary estimates due to the decision to close the Hartford refinery. More than 95% of our total investment, to meet the Tier 2 gasoline specifications is expected to be incurred during 2002 through 2004 with the greatest concentration of spending occurring in 2003.

         Low Sulfur Diesel Standards. In January 2001, the EPA promulgated its on-road diesel regulations, which will require a 97% reduction in the sulfur content of diesel fuel sold for highway use by June 1, 2006, with full compliance by January 1, 2010. Refining industry groups have filed two lawsuits, which may delay implementation of the on-road diesel rule beyond 2006. The EPA has estimated that the overall cost to fuel producers of the reduction in sulfur content would be approximately $0.04 per gallon. The EPA has also announced its intention to review the sulfur content in diesel fuel sold to off-road consumers. If regulations are promulgated to regulate the sulfur content of off-road diesel, we expect the sulfur requirement to be either 500 ppm, which is the current on-road limit, or 15 ppm, which will be the future on-road limit. It is our intent to meet these specifications from our Port Arthur and Lima refineries on a timely basis. However, we have concluded that there is no economically viable manner of reconfiguring our Hartford refinery to produce fuels which meet these new specifications and the new gasoline fuel specifications discussed above. We estimate our capital expenditures in the aggregate through 2006 required to comply with the diesel standards at our Port Arthur and Lima facilities, utilizing existing technologies, is approximately $115 million. More than 90% of the projected investment is expected to be incurred during 2004 through 2006 with the greatest concentration of spending occurring in 2005. We have initiated a project at our Port Arthur refinery to comply with these new diesel fuel specifications in conjunction with an expansion of this refinery to 300,000 bpd. We are also evaluating projects to reconfigure our Lima refinery to process a more sour and heavier crude slate. We believe these projects, combined with the low sulfur gasoline and diesel fuel investments, will offer a reasonable return on capital.

         Maximum Achievable Control Technology. In addition, in September 1998, the EPA proposed regulations to implement Phase II of the petroleum refinery Maximum Achievable Control Technology rule under the federal Clean Air Act, referred to as MACT II, which regulates emissions of hazardous air pollutants from certain refinery units. Finalization of the MACT II regulations has been delayed in an attempt to harmonize the MACT II requirements with Tier 2 gasoline and low sulfur diesel requirements. If the MACT II regulations are finalized and implemented as proposed, in order to comply, we expect to spend approximately $45 million in the three years following their finalization with the greatest concentration of spending likely in 2003 and 2004.

         Permitting

         Refining companies must obtain numerous permits that impose strict regulations on various environmental and safety matters in connection with oil refining. Once a permit application is prepared and submitted to the regulatory agency, it is subject to a completeness review, technical review and public notice and comment period before it can be approved. Depending on the size and complexity of the refining operation, some refining permits can take considerable time to prepare and often take six months and sometimes up to two years or more to receive approval. Regulatory authorities have considerable discretion in the timing of the permit issuance and the public has rights to comment on and otherwise engage in the permitting process, including through intervention in the courts. We are not aware of any issues relating to our current permits or any pending permit applications. However, certain proceedings involving our Port Arthur and Lima refineries involve permit violations. For discussion of these proceedings, see "Legal Proceedings."

Environmental Remediation

         Under the Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, and the Resource Conservation and Recovery Act and similar state laws, certain persons may be liable for the release or threatened release of hazardous substances including petroleum and its derivatives into the environment. These persons include the current owner or operator of property where the release or threatened release occurred, any persons who owned or operated the property when the release occurred, and any persons who arranged for the disposal of hazardous substances at the property. Liability under CERCLA is strict, retroactive and, in most cases involving the government as plaintiff, is joint and several, so that any responsible party may be liable for the entire cost of investigating and remediating the release of hazardous substances. As a practical matter, however, liability at most CERCLA and similar sites is shared among all solvent potentially responsible parties. The liability of a party is usually determined by the cost of investigation and remediation, the portion of the hazardous substance(s) the party contributed to the site, and the number of solvent potentially responsible parties.

         The release or discharge of crude oil, petroleum products or hazardous materials can occur at refineries and terminals. We have identified a variety of potential environmental issues at our refineries, terminals, and previously owned retail stores. In addition, each refinery has areas on-site that may contain hazardous waste or hazardous substance contamination that may need to be addressed in the future at substantial cost. The terminal sites may also require remediation due to the age of tanks and facilities and as a result of current or past activities at the terminal properties including several significant spills and past on-site waste disposal practices. See "Risks Related to our Business and our Industry -- Environmental clean-up and remediation of our sites and associated litigation could adversely affect our results of operations and financial condition."

         Port Arthur and Lima Refineries

         The original refineries on the sites of our Port Arthur and Lima refineries began operating in the late 1800s and early 1900s, prior to modern environmental laws and methods of operation. There is contamination at these sites which we believe will be required to be remediated. Under the terms of the 1995 purchase of our Port Arthur refinery, Chevron Products Company, the former owner, retained liability for all required investigation and remediation relating to pre-purchase contamination discovered by June 1997, except with respect to certain areas on or around active processing units which are our responsibility. Less than 200 acres of the 4,000-acre refinery site are occupied by active operating units. Extensive due diligence efforts prior to our acquisition and additional investigation after our acquisition documented contamination for which Chevron is responsible. In June 1997, we entered into an agreed order with Chevron and the Texas Natural Resource Conservation Commission, or TNRCC, that incorporates the contractual division of the remediation responsibilities into an agreed order. We have accrued $11.4 million for our portion of the Port Arthur remediation at December 31, 2001. Under the terms of the purchase of our Lima refinery, BP, the former owner, indemnified us for all pre-existing environmental liabilities, except for contamination resulting from releases of hazardous substances in or on sewers, process units and other equipment at the refinery as of the closing date, but only to the extent the presence of these hazardous substances was as a result of normal operations of the refinery and does not constitute a violation of any environmental law. Although we are not primarily responsible for the majority of the currently required remediation of these sites, we may become jointly and severally liable for the cost of investigating and remediating a portion of these sites in the event that Chevron or BP fails to perform the remediation. In such an event, however, we believe we would have a contractual right of recovery from these entities. The cost of any such remediation could be substantial and could have a material adverse effect on our financial position. See "Risks Related to our Business and our Industry -- Environmental clean-up and remediation of our sites and associated litigation could adversely affect our results of operations and financial condition."

         Blue Island Refinery Decommissioning and Closure

         In January 2001, we ceased operations at our Blue Island, Illinois refinery although we continue to operate the adjacent Alsip terminal. The decommissioning, dismantling and tear down of our facility is underway. We are currently in discussions with federal, state and local governmental agencies concerning remediation of the site. The governmental agencies have proposed a remediation process patterned after national contingency plan provisions of CERCLA. We have proposed to the agencies a site investigation and remediation that incorporates certain elements of the CERCLA process and the State of Illinois' site remediation program. Related to the closure of our facility, we accrued $56.4 million for decommissioning, remediation of the site and asbestos abatement. As of December 31, 2001, we had spent $22.0 million. In the second quarter of 2002, we will finalize procurement of environmental risk insurance policies. This program will allow us to quantify and, within the limits of the policy, cap our cost to remediate the site, and provide insurance coverage from future third party claims arising from past or future environmental releases. The remediation cost overrun policy has a term of ten years and, subject to certain exceptions and exclusions, provides $25 million in coverage in excess of a self insured retention amount of $26 million. The pollution legal liability policy provides for $25 million in aggregate coverage and per incident coverage in excess of a self insured retention of $250,000 per incident. We believe this insurance program also provides the governmental agencies financial assurance that, once begun, remediation of the site will be completed in a timely and prudent manner. For further discussion of the closure of our Blue Island refinery, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Comparability -- Closure of Blue Island Refinery."

         Former Retail Sites

         In 1999, we sold our former retail marketing business, which we operated from time to time on a total of 1,150 sites. During the normal course of operations of these sites, releases of petroleum products from underground storage tanks have occurred. Federal and state laws require that contamination caused by such releases at these sites be assessed and remediated to meet applicable standards. The enforcement of the underground storage tank regulations under the Resource Conservation and Recovery Act has been delegated to the states that administer their own underground storage tank programs. Our obligation to remediate such contamination varies, depending upon the extent of the releases and the stringency of the laws and regulations of the states in which the releases were made. A portion of these remediation costs may be recoverable from the appropriate state underground storage tank reimbursement fund once the applicable deductible has been satisfied. The 1999 sale included 672 sites, 225 of which had no known pre-closure contamination, 365 of which had known pre-closure contamination of varying extent, and 80 of which had been previously remediated. The purchaser of our retail division assumed pre-closure environmental liabilities of up to $50,000 per site at the sites on which there was no known contamination. We are responsible for any liability above that amount per site for pre-closure liabilities, subject to certain time limitations. With respect to the sites on which there was known pre-closing contamination, we retained liability for 50% of the first $5 million in remediation costs and 100% of remediation costs over that amount. We retained any remaining pre-closing liability for sites that had been previously remediated.

         Of the remaining 478 former retail sites not sold in the 1999 transaction described above, we have sold all but 11 in open market sales and auction sales. We generally retain the remediation obligations for sites sold in open market sales with identified contamination. Of the retail sites sold in auctions, we agreed to retain liability for all of these sites until an appropriate state regulatory agency issues a letter indicating that no further remedial action is necessary. However, these letters are subject to revocation if it is later determined that contamination exists at the properties and we would remain liable for the remediation of any property at which such a letter was received but subsequently revoked. We are currently involved in the active remediation of 139 of the retail sites sold in open market and auction sales. We are actively seeking to sell the remaining 11 properties. During the period from the beginning of 1999 through 2001, we expended $17 million to satisfy the obligations described above and as of December 31, 2001, had $26.6 million accrued, net of reimbursements of $12.2 million, to satisfy those obligations in the future.

         Former Terminals

         In December 1999, we sold 15 refined product terminals to a third party, but retained liability for environmental matters at four terminals and, with respect to the remaining eleven terminals, the first $250,000 per year of environmental liabilities for a period of six years up to a maximum of $1.5 million. As of December 31, 2001, we had expended $0.5 million on these obligations and have accrued $2.9 million for these obligations in the future including additional investigative and administrative costs.

Certain Environmental Contingencies

         As a result of our activities, we and our subsidiaries are party to a number of environmental proceedings. Those that could have a material effect on our operations, or involve potential monetary sanctions of $100,000 or more and to which a governmental authority is a party, are described below under "Legal Proceedings." We accrued a total of $77 million, on an undiscounted basis, as of December 31, 2001 for all legal and environmental contingencies and obligations, including those items described under "Environmental Matters" and "Legal Proceedings."

ENVIRONMENTAL OUTLOOK

         We have incurred and will continue to incur substantial capital, operating and maintenance, and remediation expenditures as a result of environmental laws and regulations. To the extent these expenditures are not ultimately reflected in the prices of the products and services we offer, our operating results will be adversely affected. We believe that substantially all of our competitors are subject to similar environmental laws and regulations. However, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, marketing areas, production processes and whether or not it is engaged in the petrochemical business or the marine transportation of crude oil or refined products.

SAFETY AND HEALTH MATTERS

         We are committed to achieving excellent safety and health performance. We measure our success in this area primarily through the use of accident frequency rates administrated by OSHA. We believe that a superior safety record is inherently tied to profitability and to achieving our productivity and financial goals. We seek to implement this goal by:

         o        training employees in safe work practices;

         o        encouraging an atmosphere of open communication;

         o        involving employees in establishing safety standards; and

         o recording, reporting and investigating all accidents to avoid reoccurrence.

         Over the last five years, our refineries have reduced their OSHA recordable injury rates by 51%.

RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY

VOLATILE MARGINS IN THE REFINING INDUSTRY MAY NEGATIVELY AFFECT OUR FUTURE OPERATING RESULTS AND DECREASE OUR CASH FLOW.

         Our financial results are primarily affected by the relationship, or margin, between refined product prices and the prices for crude oil and other feedstocks. The cost to acquire our feedstocks and the price at which we can ultimately sell refined products depend upon a variety of factors beyond our control. Historically, refining margins have been volatile, and they are likely to continue to be volatile in the future. Future volatility may negatively affect our results of operations, since the margin between refined product prices and feedstock prices may decrease below the amount needed for us to generate net cash flow sufficient for our needs.

         Specific factors, in no particular order, that may affect our refining margins include:

         o accidents, interruptions in transportation, inclement weather or other events that cause unscheduled shutdowns or otherwise adversely affect our plants, machinery, pipelines or equipment, or those of our suppliers or customers;

         o changes in the cost or availability to us of transportation for feedstocks and refined products;

         o failure to successfully implement our planned capital projects or to realize the benefits expected for those projects;

         o changes in fuel specifications required by environmental and other laws, particularly with respect to oxygenates and sulfur content;

         o rulings, judgments or settlements in litigation or other legal matters, including unexpected environmental remediation or compliance costs at our facilities in excess of any reserves, and claims of product liability; and

         o aggregate refinery capacity in our industry to convert heavy sour crude oil into refined products.

         Other factors that may affect our margins, as well as the margins in our industry in general, include, in no particular order:

         o        domestic and worldwide refinery overcapacity or undercapacity;

         o aggregate demand for crude oil and refined products, which is influenced by factors such as weather patterns, including seasonal fluctuations, and demand for specific products such as jet fuel, which may themselves be influenced by acts of God, nature and acts of terrorism;

         o domestic and foreign supplies of crude oil and other feedstocks and domestic supply of refined products, including from imports;

         o the ability of the members of the Organization of Petroleum Exporting Countries, or OPEC, to maintain oil price and production controls;

         o political conditions in oil producing regions, including the Middle East, Africa and Latin America;

         o        refining industry utilization rates;

         o pricing and other actions taken by competitors that impact the market;

         o        price, availability and acceptance of alternative fuels;

         o adoption of or modifications to federal, state or foreign environmental, taxation and other laws and regulations;

         o        price fluctuations in natural gas; and

         o        general economic conditions.

A significant interruption or casualty loss at any of our refineries could reduce our production, particularly if not fully covered by our insurance.

         Our business consists of owning and operating three refineries (or two refineries, assuming that the Hartford, Illinois refinery is closed as contemplated in October 2002). As a result, our operations could be subject to significant interruption if any of our refineries were to experience a major accident, be damaged by severe weather or other natural disaster, or otherwise be forced to shut down. Any such shutdown would reduce the production from that refinery. For example, in May 2001 a lightning strike at Port Arthur forced us to reduce our Port Arthur refinery's throughput at the crude unit by approximately 20,000 bpd and resulted in a ten-day shutdown of the crude unit for repair in July 2001. There is also risk of mechanical failure and equipment shutdowns. Further, in such situations, undamaged refinery processing units may be dependent on or interact with damaged sections of our refineries and accordingly, are also subject to being shut down. For example, there was a general power outage in July 2001 at our Hartford refinery, resulting in a brief shutdown of certain units and a ten-day period of reduced throughput at some of the downstream units. In the event any of our refineries is shut down for a significant period of time, it would have a material adverse effect on our earnings, our other results of operations and our financial condition as a whole. Furthermore, if any of the above events were not fully covered by our insurance, it could have a material adverse effect on our earnings, our other results of operations and our financial condition.

Disruption of our ability to obtain crude oil could reduce our margins and our other results of operations.

        We have no long-term crude oil supply contracts and the majority of our crude oil supply is acquired under short-term contractual arrangements or in the spot market. Our short-term crude oil supply contracts are terminable on one to three months notice. Further, a significant portion of our feedstock requirements is supplied from Latin America, Africa and the Middle East (including Iraq), and we are subject to the political, geographic and economic risks attendant to doing business with suppliers located in those regions. In the event that one or more of our supply contracts were terminated, we may not be able to find alternative sources of supply. If we are unable to obtain adequate crude oil volumes or are only able to obtain such volumes at unfavorable prices, our margins and our other results of operations could be materially adversely affected.

Competitors who produce their own supply of feedstocks, have extensive retail outlets, make alternative fuels or have greater financial resources than we do may have a competitive advantage over us.

         The refining industry is highly competitive with respect to both feedstock supply and refined product markets. We compete with numerous other companies for available supplies of crude oil and other feedstocks and for outlets for our refined products. We are not engaged in the petroleum exploration and production business and therefore do not produce any of our crude oil feedstocks. We do not have a retail business and therefore are dependent upon others for outlets for our refined products. Many of our competitors, however, obtain a significant portion of their feedstocks from company-owned production and have extensive retail outlets. Competitors that have their own production or extensive retail outlets, with brand-name recognition, are at times able to offset losses from refining operations with profits from producing or retailing operations, and may be better positioned to withstand periods of depressed refining margins or feedstock shortages. A number of our competitors also have materially greater financial and other resources than we possess. These competitors have a greater ability to bear the economic risks inherent in all phases of the refining industry. In addition, we compete with other industries that provide alternative means to satisfy the energy and fuel requirements of our industrial, commercial and individual consumers. If we are unable to compete effectively with these competitors, both within and outside of our industry, our financial condition and results of operations, as well as our business prospects, could be materially adversely affected.

Our substantial indebtedness may limit our financial flexibility.

         Our substantial indebtedness has significantly affected our financial flexibility historically and may significantly affect our financial flexibility in the future. As of December 31, 2001, we had total consolidated long-term debt, including exchangeable preferred stock of $1,026.4 million and cash and short-term investments of $286.9 million. As of December 31, 2001, we had stockholders' equity of $69.0 million, resulting in a total long-term debt to total capital ratio of 94%. We may also incur additional indebtedness in the future, although our ability to do so will be restricted by the terms of our existing indebtedness. The level of our indebtedness has several important consequences for our future operations, including that:

         o a significant portion of our cash flow from operations will be dedicated to the payment of principal of, and interest on, our indebtedness and will not be available for other purposes;

         o covenants contained in our existing debt arrangements require us to meet or maintain certain financial tests, which may affect our flexibility in planning for, and reacting to, changes in our industry, such as being able to take advantage of acquisition opportunities when they arise;

         o our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited;

         o we may be at a competitive disadvantage to those of our competitors that are less leveraged; and

         o we may be more vulnerable to adverse economic and industry conditions.

Restrictive covenants in our debt instruments may limit our ability to consummate certain transactions.

         Various restrictive covenants in our debt instruments and other financing arrangements may restrict our financial flexibility in a number of ways. Our indebtedness subjects us to significant financial and other restrictive covenants, including restrictions on our ability to incur additional indebtedness, place liens upon assets, pay dividends or make certain other restricted payments and investments, consummate certain asset sales or asset swaps, enter into certain transactions with affiliates, make certain payments to Premcor Inc., enter into sale and leaseback transactions, conduct businesses other than our current businesses, merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets. Some of our debt instruments also require us to satisfy or maintain certain financial condition tests. Our ability to meet these financial condition tests can be affected by events beyond our control and we may not meet such tests.

We have significant principal payments under our indebtedness coming due in the next several years; we may be unable to repay or refinance such indebtedness.

         We have significant principal payments due under our debt and exchangeable preferred instruments. We will be required to make the following principal payments on our long-term debt and exchangeable preferred stock: $1.8 million in 2002; $94.1 million in 2003; $296.3 million in 2004; $144.4 million in 2005; nil in 2006; and $489.8 million in the aggregate thereafter.

         Our ability to meet our principal obligations will be dependent upon our future performance, which in turn will be subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. Our business may not continue to generate sufficient cash flow from operations to repay our substantial indebtedness. If we are unable to generate sufficient cash flow from operations, we may be required to sell assets, to refinance all or a portion of our indebtedness or to obtain additional financing. Refinancing may not be possible and additional financing may not be available on commercially acceptable terms, or at all.

Compliance with, and changes in, environmental laws could adversely affect our results of operations and our financial condition.

         We are subject to extensive federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the environment, waste management, pollution prevention, remediation of contaminated sites and the characteristics and composition of gasoline and diesel fuels. In addition, some of these laws and regulations require our facilities to operate under permits that are subject to renewal or modification. These laws and regulations and permits can often require expensive pollution control equipment or operational changes to limit impacts or potential impacts on the environment and/or health and safety. A violation of these laws and regulations or permit conditions can result in substantial fines, criminal sanctions, permit revocations and/or facility shutdowns. Compliance with environmental laws and regulations significantly contributes to our operating costs. In addition, we have made and expect to make substantial capital expenditures on an ongoing basis to comply with environmental laws and regulations.

         In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws or other developments could require us to make additional expenditures. These expenditures or costs for environmental compliance could have a material adverse effect on our financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Cash Flows from Investing Activities." For example, the United States Environmental Protection Agency, or EPA, has promulgated new regulations under the federal Clean Air Act that establish stringent sulfur content specifications for gasoline and low sulfur highway, or "on-road" diesel fuel designed to reduce air emissions from the use of these products.

         In February 2000, the EPA promulgated the Tier 2 Motor Vehicle Emission Standards Final Rule for all passenger vehicles, establishing standards for sulfur content in gasoline. These regulations mandate that the sulfur content of gasoline at any refinery not exceed 30 ppm during any calendar year by January 1, 2006. These requirements will be phased in beginning on January 1, 2004. It is our intent to meet these specifications from our Port Arthur and Lima refineries on a timely basis. However, we have concluded that there is no economically viable manner of reconfiguring our Hartford refinery to produce fuels which meet these new specifications and the new diesel fuel specifications discussed below. Modifications will be required at our Port Arthur and Lima refineries as a result of the Tier 2 standards. Based on our current estimates, we believe that compliance with the new Tier 2 gasoline specifications will require capital expenditures in the aggregate through 2005 of approximately $175 million for our refineries. Our current estimate represents a decrease from our preliminary estimates due to the decision to close the Hartford refinery. More than 95% of our total investment to meet the Tier 2 gasoline specifications is expected to be incurred during 2002 through 2004 with the greatest concentration of spending occurring in 2003.

         In January 2001, the EPA promulgated its on-road diesel regulations, which will require a 97% reduction in the sulfur content of diesel fuel sold for highway use by June 1, 2006, with full compliance by January 1, 2010. Refining industry groups have filed two lawsuits, which may delay implementation of the on-road diesel rule beyond 2006. In its release, the EPA estimated that the overall cost to fuel producers of the reduction in sulfur content would be approximately $0.04 per gallon. The EPA has also announced its intention to review the sulfur content in diesel fuel sold to off-road consumers. If regulations are promulgated to regulate the sulfur content of off-road diesel, we expect the sulfur requirement to be either 500 ppm, which is the current on-road limit, or 15 ppm, which will be the future on-road limit. It is our intent to meet the specifications from our Port Arthur and Lima refineries on a timely basis. However, we have concluded that there is no economically viable manner of reconfiguring our Hartford refinery to produce fuels which meet these new specifications and the new gasoline fuel specifications discussed above. We estimate our capital expenditures in the aggregate through 2006 required to comply with the diesel standards at our Port Arthur and Lima facilities, utilizing existing technologies is approximately $115 million. More than 90% of the projected investment is expected to be incurred during 2004 through 2006 with the greatest concentration of spending occurring in 2005. We have initiated a project at our Port Arthur refinery to comply with these new diesel fuel specifications in conjunction with an expansion of this refinery to 300,000 bpd. We are also evaluating potential projects to reconfigure our Lima refinery to process a more sour and heavier crude slate. We believe these projects, combined with the new sulfur gasoline and diesel fuel investments, will offer a reasonable return on capital.

         In addition, in September 1998, the EPA proposed regulations to implement Phase II of the petroleum refinery Maximum Achievable Control Technology rule under the federal Clean Air Act, referred to as MACT II, which regulates emissions of hazardous air pollutants from certain refinery units. Finalization of the MACT II regulations has been delayed in an attempt to harmonize the MACT II requirements with Tier 2 gasoline and low sulfur diesel requirements. If the MACT II regulations are finalized and implemented as proposed, in order to comply, we expect to spend approximately $45 million in the three years following their finalization with the greatest concentration of spending in 2003 and 2004.

Environmental clean-up and remediation costs of our sites and associated litigation could decrease our net cash flow, reduce our results of operations and impair our financial condition.

         We are subject to liability for the investigation and clean-up of environmental contamination at each of the properties that we own or operate, at certain properties we formerly owned or operated and at off-site locations where we arranged for the disposal of hazardous substances. We are involved in several proceedings relating to our liability for the investigation and clean-up of such sites. We may become involved in further litigation or other proceedings. If we were to be held responsible for damages in any existing or future litigation or proceedings, such costs may not be covered by insurance and may be material. For example, there is extensive contamination at our Port Arthur refinery site and contamination at our Lima, Ohio refinery site. Chevron Products Company, the former owner of the Port Arthur refinery, has retained environmental remediation obligations regarding pre-closing contamination for all areas of the refinery except those under or within 100 feet of operating units, and BP has retained liability for environmental costs relating to operations of, or associated with, the Lima refinery site prior to our acquisition of that facility. However, if either of these parties fails to satisfy its obligations for any reason, or if significant liabilities arise in the areas in which we assumed liability, we may become responsible for the remediation. If we are forced to assume liability for the cost of this remediation, such liability could have a material adverse effect on our financial condition.

         In connection with our sale of certain retail properties and product terminals in 1999, we agreed to indemnify the purchasers for certain environmental conditions arising during our ownership and operation of these assets. Clean-up costs may exceed our estimates, which could, in turn, have a material adverse effect on our results of operations, financial condition, or liquidity.

         In addition, we may face liability for alleged personal injury or property damage due to exposure to chemicals or other hazardous substances, such as asbestos and benzene, at or from our facilities. We may also face liability for personal injury, property damage, natural resource damage or for clean-up costs for the alleged migration of contamination or other hazardous substances from our facilities. A significant increase in the number or success of these claims could materially adversely affect our results of operations or financial condition. See "- Environmental Matters" and "- Legal Proceedings."

We have additional capital needs for which our internally generated cash flows may not be adequate; we may have insufficient liquidity to meet those needs.

         In addition to the capital expenditures we will make to comply with Tier 2 gasoline standards, on-road diesel regulations and MACT II regulations, we have additional short-term and long-term capital needs. Our short-term working capital needs are primarily crude oil purchase requirements, which fluctuate with the pricing and sourcing of crude oil. Our internally generated cash flows and availability under our working capital facilities may not be sufficient to meet these needs. We also have significant long-term needs for cash. We estimate that mandatory capital and turnaround expenditures, excluding the non-recurring capital expenditures required to comply with Tier 2 gasoline standards, on-road diesel regulations and MACT II regulations described above, will be approximately $85 million per year from 2002 through 2006. Our internally generated cash flows may not be sufficient to support such capital expenditures.

We may not be able to implement successfully our business strategies.

         One of our business strategies is to implement a number of discretionary capital expenditure projects designed to increase the productivity and profitability of our refineries. Many factors beyond our control may prevent or hinder our implementation of some or all of these projects, including compliance with or liability under environmental regulations, a downturn in refining margins, technical or mechanical problems, lack of availability of capital and other factors. Failure to successfully implement these profit-enhancing strategies may adversely affect our business prospects and competitive position in the industry.

         A substantial portion of our growth over the last several years is attributable to acquisitions. A principal component of our strategy going forward is to continue to selectively acquire refining assets in order to increase cash flow and earnings. Our ability to do so will be dependent upon a number of factors, including our ability to identify acceptable acquisition candidates, consummate acquisitions on favorable terms, successfully integrate acquired businesses and obtain financing to support our growth and many factors beyond our control. We may not be successful in implementing our acquisition strategy and, even if implemented, such strategy may not improve our operating results. In addition, the financing of future acquisitions may require us to incur additional indebtedness, which could limit our financial flexibility.

A substantial portion of our workforce is unionized and we may face labor disruptions that would interfere with our refinery operations.

         As of December 31, 2001, our subsidiary, The Premcor Refining Group Inc. employed 1,778 people, approximately 56% of whom were covered by collective bargaining agreements. The collective bargaining agreements covering employees at our Port Arthur and Hartford refineries expire in January 2006, and the agreement covering employees at our Lima refinery expires in April 2006. With respect to our planned closure of the Hartford refinery, we have concluded bargaining with the labor unions which determines the effect such closure would have on the refinery's represented employees. Our relationships with the relevant unions have been good and we have never experienced a work stoppage as a result of labor disagreements; however, we cannot assure you that this situation will continue. A labor disturbance at any of our refineries could have a material adverse effect on that refinery's operations.

We have not fully developed or implemented a disaster recovery plan for our information systems, which could adversely affect business operations should a major physical disaster occur.

         We are dependent upon functioning information systems to conduct business. A system failure or malfunction may result in an inability to process transactions or lead to a disruption of operations. Although we regularly back up our programs and data, we do not currently have a comprehensive disaster recovery plan providing a hot site facility for immediate system recovery should a major physical disaster occur at our general office or at one of our refineries. A comprehensive disaster recovery plan is currently being developed, with completion targeted in 2003. Those areas generating the greatest financial and operational risk are being addressed first.

ITEM 3. LEGAL PROCEEDINGS

         The following is a summary of material pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our or their property is subject, and proceedings that involve potential monetary sanctions of $100,000 or more and to which a governmental authority is a party.

         In addition to the specific matters discussed below, we also have been named in various other suits and claims. We believe that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows.

         Port Arthur: Enforcement. The Texas Natural Resource Conservation Commission ("TNRCC") conducted a site inspection of our Port Arthur refinery in the spring of 1998. In August 1998, we received a notice of enforcement alleging 47 air-related violations and 13 hazardous waste-related violations. The number of allegations was significantly reduced in an enforcement determination response from the TNRCC in April 1999. A follow-up inspection of the refinery in June 1999 concluded that only two items remained outstanding, namely that the refinery failed to maintain the temperature required by our air permit at one of its incinerators and that five process wastewater sump vents did not meet applicable air emission control requirements. The TNRCC also conducted a complete refinery inspection in the second quarter of 1999, resulting in another notice of enforcement in August 1999. This notice alleged nine air-related violations, relating primarily to deficiencies in our upset reports and emissions monitoring program, and one hazardous waste-related violation concerning spills. The 1998 and 1999 notices were combined and referred to the TNRCC's litigation division. On September 7, 2000 the TNRCC issued a notice of enforcement regarding our alleged failure to maintain emission rates at permitted levels. In May 2001, the TNRCC proposed an order covering some of the 1998 hazardous waste allegations, the incinerator temperature deficiency, the process wastewater sumps, and all of the 1999 and 2000 allegations, and proposing the payment of a fine of $562,675 and the implementation of a series of technical provisions requiring corrective actions. Negotiations with the TNRCC are ongoing.

         Lima: Finding of Violation. On July 10, 2001, the Ohio Environmental Protection Agency issued a finding of violation by us of state and federal laws regarding releases of annual benzene quantities into our wastewater streams in excess of that allowed and downtime for our continuous emission control monitors that exceeded the allowed 5%. We have settled this action, paid a fine of $120,000 and implemented preventative programs to ensure future compliance.

         Hartford: Federal Enforcement. In February 1999, the federal government filed a complaint in the matter, United States v. Clark Refining & Marketing, Inc., alleging violations of the Clean Air Act and regulations promulgated thereunder, in the operation and permitting of our Hartford refinery fluid catalytic cracking unit. We settled this action in July 2001 by agreeing to install a wet gas scrubber on the fluid catalytic cracking unit and low nitrogen oxide burners, and agreeing to pay a civil penalty of $2 million. As a result of the planned closure of the Hartford refinery in October 2002, we do not anticipate making these capital expenditures.

         Blue Island: Federal and State Enforcement. In September 1998, the federal government filed a complaint, United States v. Clark Refining & Marketing, Inc., alleging that our Blue Island refinery violated federal environmental laws relating to air, water and solid waste. The Illinois Attorney General intervened in the case. The State of Illinois and Cook County had also brought an action, several years earlier, People ex rel. Ryan v. Clark Refining & Marketing, Inc., also alleging violations under environmental laws. In the first quarter of 2002, Premcor reached an agreement to settle both cases, subject to final approval by the state and federal courts. The consent order in the federal case requires the payment of $6.25 million as a civil penalty and requires limited ongoing monitoring at the now-idled refinery. The consent order in the state case requires an ongoing tank inspection program along with enhanced reporting obligations and requires that the parties enter a process to complete an appropriate site remediation program at our Blue Island refinery. The consent orders dispose of both the federal and state cases. It is anticipated that both the state and federal courts will approve the proposed settlement early in the second quarter of 2002.

         Blue Island: Criminal Matters. In June 2000, we pled guilty to one felony count of violating the Clean Water Act and one count of conspiracy to defraud the United States at our Blue Island refinery. These charges arose out of the discovery, during an Environmental Protection Agency ("EPA") investigation at the site conducted in 1996, that two former employees had allegedly falsified certain reports regarding wastewater sent to the municipal wastewater treatment facility. As part of the plea agreement, we agreed to pay a fine of $2 million and was placed on probation for three years. We do not anticipate that our probation will have a significant adverse impact on our business on an ongoing basis. The primary remaining condition of probation is an obligation not to commit future environmental crimes. If we were to commit a crime in the future, it would be subject not only to prosecution for that new violation, but also to a separate charge that it had violated a condition of its probation. Any violation of probation charge would be brought before the same judge who entered the original sentence, and that judge would have the authority to enter a new and potentially more severe sentence for the offense to which we pled guilty in June 2000. One of the former employees pled guilty to a misdemeanor charge and the other former employee was found guilty on felony charges related to these events.

         Blue Island: Class Action Matters. In October 1994, our Blue Island refinery experienced an accidental release of used catalyst into the air. In October 1995, a class action, Rosolowski v. Clark Refining & Marketing, Inc., et al., was filed against us seeking to recover damages in an unspecified amount for alleged property damage and personal injury resulting from that catalyst release. The complaint underlying this action was later amended to add allegations of subsequent events that allegedly diminished property values. In June 2000, our Blue Island refinery experienced an electrical malfunction that resulted in another accidental release of used catalyst into the air. Following the 2000 catalyst release, two cases were filed purporting to be class actions, Madrigal et al. v. The Premcor Refining Group Inc. and Mason et al. v. The Premcor Refining Group Inc. Both cases seek damages in an unspecified amount for alleged property damage and personal injury resulting from that catalyst release. These cases have been consolidated for the purpose of conducting discovery, which is currently proceeding .

         Sashabaw Road Retail Location: State Enforcement. In July 1994, the Michigan Department of Natural Resources brought an action alleging that one of our retail locations caused groundwater contamination, necessitating the installation of a new $600,000 drinking water system. The Michigan Department of Natural Resources sought reimbursement of this cost. Although our site may have contributed to contamination in the area, we maintained that numerous other sources were responsible and that a total reimbursement demand from us would be excessive. Mediation resulted in a $200,000 finding against us. We made an offer of judgment equal to the mediation finding. The offer was rejected by the Michigan Department of Natural Resources and the matter was tried in November 1999, resulting in a judgment against us of $110,000 plus interest. Since the judgment was over 20% below our previous settlement offer, under applicable state law we are entitled to recover our legal fees. Both the Michigan Department of Natural Resources and we have appealed the decision.

         New Source Review Permit Issues. New Source Review requirements under the Clean Air Act apply to newly constructed facilities, significant expansions of existing facilities, and significant process modifications and requires new major stationary sources and major modifications at existing major stationary sources to obtain permits, perform air quality analysis and install stringent air pollution control equipment at affected facilities. The EPA has commenced an industry-wide enforcement initiative regarding New Source Review. The current EPA initiative, which includes sending numerous refineries information requests pursuant to Section 114 of the Clean Air Act, appears to target many items that the industry has historically considered routine repair, replacement, maintenance or other activity exempted from the New Source Review requirements.

         We have responded to an information request from the EPA regarding New Source Review compliance at our Port Arthur and Lima refineries, both of which were purchased within the last six years. We believe that any costs to respond to New Source Review issues at those refineries prior to our purchase are the responsibility of the prior owners and operators of those facilities. We responded to the request in late 2000, providing information relating to our period of ownership, and are awaiting a response.

         In July 2001, we settled a lawsuit with the EPA and the State of Illinois that resolved, among other historic compliance issues, a New Source Review issue resulting from repairs made to the fluid catalytic cracking unit at our Hartford refinery in 1994. For further discussion of this lawsuit, see "-- Hartford Federal Enforcement."

         The pending litigation at our Blue Island refinery, which has been tentatively settled with the EPA and the State of Illinois, also includes New Source Review issues. We believe that a resolution of the Blue Island litigation will include a resolution of these issues and that the EPA's Section 114 request will not be material to our financial condition or results of operations. For a description of the pending litigation at the Blue Island refinery, see "--Blue
Island: Federal and State Enforcement."

         Port Arthur: Natural Resource Damage Assessment. In 1999, we and Chevron were notified by a number of federal and Texas agencies that a study would be conducted to determine whether any natural resource damage occurred as a result of the operation of our Port Arthur refinery prior to January 1, 2000. We are cooperating with the governmental agencies in this investigation. We have entered into an agreement with Chevron pursuant to which Chevron will indemnify us for any future claims in consideration of a payment of $750,000, which we paid in October 2001.

         As of December 31, 2001, we had accrued a total of approximately $77 million (December 31, 2000 - $34 million), on an undiscounted basis, for legal and environmental-related obligations that may result from the matters noted above, other legal and environmental matters, and obligations associated with certain formerly-owned retail sites. We are of the opinion that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         There were no matters submitted to a vote of security-holders during the fourth quarter of our fiscal year ended December 31, 2001

PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         Inapplicable.

ITEM 6. SELECTED FINANCIAL DATA

         The selected consolidated financial data set forth below as of December 31, 2000 and 2001 and for each of the three years in the period ended December 31, 2001 were derived from the audited financial statements included elsewhere herein. The selected financial data set forth below as of December 31, 1997, 1998 and 1999 and for each of the two years in the period ended December 31, 1998 are derived from audited financial statements not included herein. This table should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere herein.

                                                                                 YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------------------------------
                                                               1997            1998           1999         2000         2001
                                                            ----------      ----------     ---------     ---------    ---------
                                                                             (IN MILLIONS, EXCEPT AS NOTED)
STATEMENT OF EARNINGS DATA:
      Net sales and operating revenues..............        $  3,880.7      $  3,581.7     $ 4,520.5     $ 7,311.8    $ 6,532.8
      Cost of sales.................................           3,432.1         3,113.2       4,099.8       6,584.9      5,758.1
                                                            ----------      ----------     ---------     ---------    ---------
        Gross margin................................             448.6           468.5         420.7         726.9        774.7
      Operating expenses (1)........................             295.0           342.8         402.8         460.3        359.7
      General and administrative expenses (1).......              43.5            51.2          48.4          51.8         59.0
      Depreciation and amortization (2).............              46.8            54.5          63.1          71.8         71.4
      Inventory recovery (write-down) to
        market value................................             (19.2)          (86.6)        105.8         --           --
      Refinery restructuring, recapitalization,
        asset write-offs and other charges..........             (41.8)          --            --            --          (176.2)
      Gain on sale of pipeline interest.............             --               69.3         --            --           --
                                                            ----------      ----------     ---------     ---------    ---------
      Operating income .............................               2.3             2.7          12.2         143.0        108.4
      Interest expense and finance income, net (3)..             (80.1)          (70.5)        (80.7)        (79.0)       (79.2)
      Income tax (provision) benefit................              (7.6)           25.0          12.0          21.7         19.6
                                                            ----------      ----------     ----------    ---------    ---------
      Net income (loss) from continuing operations
        before extraordinary items..................             (85.4)          (42.8)        (56.5)         85.7         48.8
      Discontinued operations, net of taxes (4).....              (2.0)           13.1          32.6         --           (18.0)
      Gain on repurchase of long-term debt,
        net of taxes (4) ...........................             --              --            --            --             5.6
      Other extraordinary item, net of taxes (4) ...             (20.7)          --            --            --           --
                                                            ----------      ----------     ---------     ---------    ---------
      Net income (loss).............................        $   (108.1)     $    (29.7)    $   (23.9)    $    85.7    $    36.4
      Preferred stock dividends.....................              (1.8)           (7.6)         (8.6)         (9.6)       (10.4)
                                                            ----------      -----------    ----------    ---------    ---------
      Net income (loss) available to common
         stockholder ...............................        $   (109.9)     $    (37.3)    $   (32.5)    $    76.1    $    26.0
                                                            ==========      ==========     ==========    =========    =========
CASH FLOW DATA:
      Cash flows from operating activities..........        $     76.6      $    (61.0)    $    60.4     $   116.3    $   222.8
      Cash flows from investing activities..........            (125.6)         (230.7)        110.9        (159.5)      (140.8)
      Cash flows from financing activities..........             (55.1)          205.5         (13.2)         (9.3)       (50.5)
      EBITDA(5) ....................................              49.1            57.2          75.3         214.8        179.8
      Adjusted EBITDA (6) ..........................             110.1            74.5         (30.5)        214.8        356.0
      Expenditures for Port Arthur heavy
        oil upgrade project (7).....................        $      1.1      $     41.5     $     7.0     $    83.6    $     7.1
      Other expenditures for property, plant
         and equipment..............................              82.6            59.9         207.7          44.7         75.3
                                                            ----------      ----------     ---------     ---------    ---------
      Total expenditures for property, plant
        and equipment...............................        $     83.7      $    101.4     $   214.7     $   128.3    $    82.4
      Expenditures for turnaround...................              47.4            28.3          77.9          31.5         49.2
      Refinery acquisition expenditures.............             --              175.0         --            --           --

KEY OPERATING STATISTICS:
      Production (barrels per day in thousands).....             349.3           403.8         460.5         476.0        445.6
      Crude oil throughput (barrels per day
        in thousands)...............................             335.1           400.9         451.7         467.9        433.7
      Per barrel of crude oil throughput
          Gross margin..............................        $      3.67     $      3.20    $     2.55    $     4.24   $     4.89
          Operating expenses........................               2.41            2.34          2.44          2.69         2.27

                                                                                 YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------------------------------
                                                               1997            1998           1999         2000         2001
                                                            ----------      ----------     ---------     ---------    ---------
                                                                             (IN MILLIONS, EXCEPT AS NOTED)
BALANCE SHEET DATA:
      Cash, cash equivalents and short-term investments    $  249.2       $    152.6     $   307.6    $   255.4    $   286.9
      Working capital................................         454.3            382.6         344.3        321.8        377.2
      Total assets...................................       1,194.9          1,450.3       1,533.0      1,761.0      1,638.9
      Long-term debt.................................         765.3            980.2         969.9        971.9        928.4
      Exchangeable Preferred Stock...................          64.8             72.5          81.1         90.6         94.8
      Stockholder's equity...........................          38.4              2.2         (33.1)        43.0         69.0


------------------------------

(1) Certain reclassifications have been made to prior period amounts to conform them to current period presentation.

(2) Amortization includes amortization of turnaround costs. However, this may not be permitted under GAAP for fiscal years beginning after June 15, 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Accounting Standards -- New Accouting Standards."

(3) Interest expense and financing income, net, included amortization of debt issuance costs of $10.6 million, $2.7 million, $6.9 million, $8.4 million, and $8.3 million for the years ended December 31, 1997, 1998, 1999, 2000 and 2001, respectively. Interest expense and financing income, net, also included interest on all indebtedness, net of capitalized interest and interest income.

(4) Discontinued operations is net of income tax provisions of $0.1 million, $9.2 million, $21.0 million, and an income tax benefit of $11.5 million for the years ended December 31, 1997, 1998, 1999, and 2001 respectively. Gain on repurchase of long-term debt is net of income tax provision of $0.3 million in 2001. Other extraordinary item is net of taxes of nil in 1997.

(5) Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a commonly used non-GAAP financial measure but should not be construed as an alternative to operating income or net income as an indicator of our performance, nor as an alternative to cash flows from operating activities, investing activities or financing activities as a measure of liquidity, in each case as such measures are determined in accordance with generally accepted accounting principles, or GAAP. EBITDA is presented because we believe that it is a useful indicator of a company's ability to incur and service debt. EBITDA, as we calculate it, may not be comparable to similarly-titled measurers reported by other companies.

(6) Adjusted EBITDA represents EBITDA excluding refinery restructuring, recapitalization, asset write-offs and other charges of $40.0 million in 1997 and $176.2 million in 2001, gain on sale of pipeline interest of $69.3 million in 1998 and inventory recovery (write-down) to market value of $(19.2) million in 1997, $(86.6) million in 1998 and $105.8 million in 1999. The $176.2 million in charges in 2001 included $167.2 million related to the closure of our Blue Island refinery. Adjusted EBITDA is presented because we believe it is a useful indicator to our investors of our ability to incur and service debt based on our ongoing operations. Adjusted EBITDA should not be considered by investors as an alternative to operating income or net income as an indicator of our performance, nor as an alternative to cash flows from operating activities, investing activities or financing activities as a measure of liquidity. Because all companies do not calculate EBITDA identically, this presentation of adjusted EBITDA may not be comparable to EBITDA, adjusted EBITDA or other similarly-titled measures of other companies.

(7) Expenditures for property, plant and equipment in 1999 were net of sales proceeds of $157.1 million from PACC, which represented the amount we had spent on these assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND RECENT DEVELOPMENTS

         The Premcor Refining Group Inc., or PRG, is our wholly owned, principal operating subsidiary and as such the discussion of our results of operations consists principally of PRG's results of operations.

         We are one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oil, petrochemical feedstocks, petroleum coke and other petroleum products in the United States. We own and operate three refineries with a combined crude oil throughput capacity of approximately 490,000 barrels per day, or bpd. Our refineries are located in Port Arthur, Texas; Lima, Ohio; and Hartford, Illinois. We sell petroleum products in the Midwest, the Gulf Coast and the Eastern and Southeastern United States. We sell our products on an unbranded basis to approximately 750 distributors and chain retailers through a combination of our own product distribution system and an extensive third-party owned product distribution system, as well as in the spot market.

         On February 1, 2002, Thomas D. O'Malley was elected our chairman and chief executive officer. Mr. O'Malley was formerly vice chairman of Phillips Petroleum Corporation, and prior to that, chairman and chief executive officer of Tosco Corporation. Mr. O'Malley has assembled an executive management team consisting of William E. Hantke, our new executive vice president and chief financial officer, Joseph D. Watson, our new senior vice president and chief administrative officer, and Jeffry N. Quinn, our executive vice president and general counsel. Mr. Hantke and Mr. Watson were formerly members of the management team at Tosco Corporation prior to its merger with Phillips Petroleum Corporation. Mr. Quinn joined us in 2000 and was formerly a member of the executive management team at Arch Coal, Inc.

         On February 28, 2002, we announced our intention to close our 70,000 bpd Hartford refinery in October 2002. We have concluded that there is no economically viable manner of reconfiguring the refinery to produce fuels which meet new gasoline and diesel fuel specifications mandated by the federal government. During the period prior to closing the refinery, our focus will continue to be on employee safety and environmental performance. Additionally, we intend to pursue all opportunities, including a sale of the refinery, to mitigate the loss of jobs and refining capacity in the Midwest. For a discussion of the pretax charge to earnings related to the planned closure of our Hartford refinery, see "--Operational Outlook--Hartford Refinery".

         Our Port Arthur, Texas refinery has a crude oil throughput capacity of approximately 250,000 bpd. We lease 100% of this crude oil throughput capacity to our affiliate, Port Arthur Coker Company, or PACC, which owns and operates a delayed coking unit, hydrocracker unit and sulfur complex at the refinery site. However, we in turn have a right of first refusal, via a processing arrangement with PACC, to use a portion of that throughput capacity to process crude oil we purchase. We have exercised that right and currently use approximately 20%, or 50,000 bpd, of the throughput capacity. We have agreements with PACC whereby we lease certain of our refinery equipment to them, provide to them certain operating, maintenance and other services and supplies, and purchase from them all of their output of partially refined intermediate products. We utilize a portion of our leased equipment and utilize a portion of the equipment of Port Arthur Coker Company through a processing arrangement. As a result of these agreements, PACC is a significant supplier of partially refined intermediate products representing more than 180,000 bpd of our Port Arthur refinery feedstocks. See "Factors Affecting Operating Results" for a detailed discussion of our operations at the Port Arthur refinery and "Factors Affecting Comparability" for a detailed discussion of how the heavy oil upgrade project has affected our results.

FACTORS AFFECTING OPERATING RESULTS

         Our earnings and cash flow from operations are primarily affected by the relationship between refined product prices and the prices for crude oil and other feedstocks. The cost to acquire feedstocks and the price of refined products ultimately sold depends on numerous factors beyond our control, including the supply of, and demand for, crude oil, gasoline and other refined products which, in turn, depend on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. While our net sales and operating revenues fluctuate significantly with movements in industry crude oil prices, such prices do not generally have a direct long-term relationship to net earnings. Crude oil price movements may impact net earnings in the short-term because of fixed price crude oil purchase commitments. The effect of changes in crude oil prices on our operating results is influenced by how the prices of refined products adjust to reflect such changes.

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

         In order to assess our operating performance, we compare our gross margin (net sales and operating revenue less cost of sales) against an industry gross margin benchmark. The industry gross margin is calculated by assuming that three barrels of benchmark light sweet crude oil is converted, or cracked, into two barrels of conventional gasoline and one barrel of high sulfur diesel fuel. This is referred to as the 3/2/1 crack spread. Since we calculate the benchmark margin using the market value of U.S. Gulf Coast gasoline and diesel fuel against the market value of West Texas Intermediate crude oil, we refer to the benchmark as the Gulf Coast 3/2/1 crack spread, or simply, the Gulf Coast crack spread. The Gulf Coast crack spread is expressed in dollars per barrel and is a proxy for the per barrel margin that a sweet crude oil refinery situated on the Gulf Coast would earn assuming it produced and sold the benchmark production of conventional gasoline and high sulfur diesel fuel. As explained below, each of our refineries, depending on market conditions, has certain feedstock cost and/or product value advantages as compared to the benchmark refinery, and as a result, our gross margin per barrel of throughput generally exceeds the Gulf Coast crack spread.

         Our Port Arthur and Hartford refineries are able to process significant quantities of sour and heavy sour crude oil that has historically cost less than West Texas Intermediate crude oil. We measure the cost advantage of heavy sour crude oil by calculating the spread between the value of Maya crude oil, a heavy crude oil produced in Mexico, to the value of West Texas Intermediate crude oil, a light crude oil. We use Maya for this measurement because a significant amount of our heavy sour crude oil throughput is Maya. We measure the cost advantage of sour crude oil by calculating the spread between the throughput value of West Texas Sour crude oil to the value of West Texas Intermediate crude oil. In addition, since we are able to source both domestic pipeline crude oil and foreign tanker crude oil to each of our three refineries, the value of foreign crude oil relative to domestic crude oil is also an important factor affecting our operating results. Since many foreign crude oils other than Maya are priced relative to the market value of a benchmark North Sea crude oil known as Dated Brent, we also measure the cost advantage of foreign crude oil by calculating the spread between the value of Dated Brent crude oil to the value of West Texas Intermediate crude oil.

         As part of the Port Arthur heavy oil upgrade project, we lease our crude, vacuum and other ancillary refinery units to PACC, but we currently utilize approximately 20%, or 50,000 bpd, of crude distillation capacity through our processing arrangement with them. PACC also pays us a fee for providing certain services and supplies. PACC produces primarily intermediate feedstocks, which are sold to us at fair market value for further processing into higher value finished products. The utilization of intermediate feedstocks purchased from PACC, rather than crude oil, causes a variance from the benchmark crack spreads because these intermediate feedstocks are generally more expensive than the benchmark West Texas Intermediate crude oil. However, this variance is partially offset by lease, service and supply fees paid to us by PACC. These payments, which provide a reliable source of cash flow that is not market sensitive, increase our revenues and reduce our operating costs.

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

         Our operating cost structure is also important to our profitability. Major operating costs include energy, employee and contract labor, processing fees paid to PACC, maintenance, and environmental compliance. By far, the predominant variable cost is energy and the most important benchmark for energy costs is the value of natural gas. Because the complexity of the Port Arthur refinery complex and its ability to process greater volumes of heavy sour crude oil increased significantly as a result of the heavy oil upgrade project, the complex now has a higher operating cost structure, primarily related to energy and labor. However, our share of these operating costs has been reduced due to the lease and service fees paid to us by PACC in accordance with the intercompany agreements.

         Safety, reliability and the environmental performance of our refinery operations are critical to our financial performance. Unplanned downtime of our refinery assets generally results in lost margin opportunity, increased maintenance expense and a temporary increase in working capital investment and related inventory position. If we choose to hedge the incremental inventory position, we are subject to market and other risks normally associated with hedging activities. The financial impact of planned downtime, such as major turnaround maintenance, is mitigated through a diligent planning process that considers such things as margin environment, availability of resources to perform the needed maintenance and feedstock logistics.

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

FACTORS AFFECTING COMPARABILITY

         Our results over the past three years have been affected by the following events, which must be understood in order to assess the comparability of our period to period financial performance.

         Port Arthur Heavy Oil Upgrade Project. In January 2001, the operations of the heavy oil upgrade project at our Port Arthur refinery began. The project, construction of which began in 1998, included new coking, hydrocracking, and sulfur removal units and the expansion of the existing crude unit capacity to 250,000 bpd. The heavy oil upgrade project allows the refinery to process primarily lower-cost, heavy sour crude oil. In the third quarter of 1999, we sold a portion of the work in progress and certain other assets to our affiliate, PACC. PACC financed and completed the construction of the coking, hydrocracking, and sulfur removal facilities. We completed the expansion of our crude unit capacity to 250,000 bpd from 232,000 bpd and made certain other improvements to existing facilities. Start-up of the project occurred in stages, with the sulfur removal units and coker unit beginning operations in December 2000 and the hydrocracker unit beginning operations in January 2001. Performance and substantial reliability testing of the project was completed in the third quarter of 2001, and final completion of the project was achieved on December 28, 2001.

         We entered into agreements with PACC associated with the heavy oil upgrade project and continuing operations. These agreements, and other factors, significantly impacted the comparability of our 2001 results with the results of 2000 as follows:

         o Under the agreements, we lease our crude, vacuum and certain other ancillary units to PACC. By leasing such units, we in effect lease 100% of the Port Arthur refinery's crude oil throughput capacity to PACC. However, we in turn have a right of first refusal, via the processing arrangement described below, to use a portion of that throughput capacity to process crude oil that we purchase. We have exercised that right and currently use approximately 20%, or 50,000 bpd, of the throughput capacity. Beginning in December 2000, we began receiving quarterly net lease payments under that lease with PACC. PACC also pays us a fee for pipeline access and use of our refinery dock. The net effect of these lease and other payments is recorded in Net Sales and Operating Revenue and increases our gross margin accordingly.

         o PACC produces predominantly intermediate feedstocks that are sold to us at their fair market value. The intermediate refined feedstocks are normally higher in price than crude oil because they have been partially refined. In 2000, prior to the start up of PACC, our feedstocks consisted primarily of crude oil.

         o In order to efficiently process our crude oil throughput, we utilize a portion of PACC's equipment and pay a monthly processing fee. Payment of this fee began in December 2000 and is recorded as an operating expense.

         o We also provide certain services and supplies to PACC including employee, maintenance, and energy costs. Beginning in December 2000, PACC reimburses us for these services at their fair market value. These fees are recorded as an offset to our operating expenses.

         Closure of Blue Island Refinery. In January 2001, we ceased operations at our Blue Island refinery due to economic factors and a decision that the capital expenditures necessary to produce low sulfur transportation fuels required by recently adopted Environmental Protection Agency regulations could not produce acceptable returns on our investment. This closure resulted in a pretax charge of $167.2 million in 2001. We continue to utilize our petroleum products storage facility at our refinery site to supply selected products to the Chicago and other Midwest markets from our operating refineries. Since our Blue Island refinery operation had been only marginally profitable in recent years and since we will continue to operate a petroleum products storage and distribution business from the Blue Island site, our reduced refining capacity resulting from the closure is not expected to have a significant negative impact on net income or cash flow from operations. The only significant effect on net income and cash flow will result from the actual shutdown process and subsequent environmental site remediation as discussed below. Unless there is a need to adjust the closure reserve in the future, there should be no significant effect on net income beyond 2001.

         Management adopted an exit plan that detailed the shutdown of the process units at our refinery and the subsequent environmental remediation of the site. The shutdown of the process units was completed during the first quarter of 2001. We are currently in discussions with federal, state, and local governmental agencies concerning an investigation of the site and a remediation program that would allow for redevelopment of the site for other manufacturing uses at the earliest possible time. Until the investigation is completed and the site remediation plan is finalized, it is not possible to estimate the completion date for remediation, but we anticipate that the remediation activities will continue for an extended period of time.

         A pretax charge of $150.0 million was recorded in the first quarter of 2001 and an additional charge of $17.2 million was recorded in the third quarter of 2001. The original charge included $92.5 million of non-cash asset write-offs in excess of realizable value and a reserve for future costs of $57.5 million, consisting of $12.0 million for severance, $26.4 million for the ceasing of operations, preparation of the plant for permanent closure and equipment remediation, and $19.1 million for site remediation and other environmental matters. The third quarter charge of $17.2 million included an adjustment of $5.6 million to the asset write-off to reflect changes in realizable asset value and an increase of $11.6 million related to an evaluation of expected future expenditures as detailed below. We expect to spend approximately $16 million in 2002 related to the remaining $36.5 million reserve for future costs, with the majority of the remainder to be spent over the next several years. The following schedule summarizes the restructuring reserve balance and net cash activity as of December 31, 2001:

                                                    INITIAL           RESERVE         NET CASH         RESERVE AS OF
                                                    RESERVE          ADJUSTMENT        OUTLAY        DECEMBER 31, 2001
                                                 --------------    ---------------    ----------    --------------------
Employee severance............................       $ 12.0            $  0.7            $ 10.6            $  2.1
Plant closure/equipment remediation...........         26.4               6.3              18.8              13.9
Site clean-up/environmental matters...........         19.1               4.6               3.2              20.5
                                                     ------            ------            ------            ------
                                                     $ 57.5            $ 11.6            $ 32.6            $ 36.5
                                                     ======            ======            ======            ======

         The site clean-up and environmental reserve takes into account costs that are reasonably foreseeable at this time. As the site remediation plan is finalized and work is performed, further adjustments of the reserve may be necessary. In the first quarter of 2002, we bound environmental risk insurance policies which allow us to quantify and, within the limits of the policy, cap our cost to remediate the site, and provide insurance coverage from future third party claims arising from past or future environmental releases. Also, we believe this insurance program provides the governmental agencies assurance that, once begun, remediation of the site will be completed in a timely and prudent manner.

         Our Blue Island refinery employed 297 employees, both hourly (covered by collective bargaining agreements) and salaried, approximately 293 of whom were terminated during 2001.

         Sale of Product Terminals. In December 1999, we sold 15 refined product terminals, mainly located in the Midwest, for net cash proceeds of approximately $34 million. We have entered into a refined product exchange agreement with an affiliate of the buyer to broaden our wholesale geographical distribution capabilities in the Midwest and expand our distribution capability nationally.

         Sale of Retail Division. In 1999, we sold our retail marketing division for approximately $230 million. The retail division included all company and independently operated Clark-branded stores and the Clark trade name. After all transaction costs, the sale generated cash proceeds of approximately $215 million. The retail marketing operations were classified as discontinued operations in our consolidated statements of operations for all periods presented. A pretax gain on the sale of $60.6 million, or $36.9 million net of income taxes, was recognized in the third quarter of 1999 and is included in our discontinued operations line item.

         In 2001, we recorded an additional pretax charge of $29.5 million, or $18.0 million net of income taxes, related to the environmental and other liabilities of our discontinued retail operations. This charge represents an increase in estimate regarding our environmental clean up obligation and workers compensation liability and a decrease in the amount of reimbursements for environmental expenditures that are collectible from state agencies under various programs. The change in estimates were prompted by the availability of new information concerning site by site clean up plans, changing postures of state regulatory agencies, and fluctuations in the amounts available under state reimbursement programs.

INDUSTRY OUTLOOK

         As evidenced by 2001, earnings for the refining industry have been and will continue to be volatile. The cost of crude oil and intermediate feedstocks and the prices of refined products have fluctuated widely in the past and are likely to do so in the future. Crude oil, intermediate feedstocks and refined product prices depend on numerous factors beyond the refiner's control. While it is impossible to predict refining margins due to the uncertainties associated with global crude oil supply and domestic demand for refined products, we believe that refining margins for United States refineries will generally remain above those experienced on average during the period 1995 through 2000 as growth in demand for refining products in the United States, particularly transportation fuels, continues to exceed the growth in capacity of domestic refiners.

         On a full year basis, 2001 refining margins exceeded the prior year, which was also a very strong year. Increased demand for refined products due to the relatively cold winter and the decreased supply due to high turnaround activity, led to increasing refining margins during the first five months of 2001. As a result, the average margin achieved over the first half of 2001 was approximately twice the average for the first six month period of the last four years. During the second half of 2001, the refining markets were extremely volatile and refining margins declined from the highs experienced earlier in the year due to high refinery production rates, product import levels and slowing consumer demand. Notwithstanding a decrease in consumer demand as a result of high prices and a weakening economy, refining margins strengthened in August and early September due to other refiners' unplanned downtime and decisions to undertake delayed maintenance turnarounds and due to lower product imports. The terrorist attacks on September 11th created a downward spiral of refining margins, lowering demand for distillates, in particular jet fuel. The lower demand led to higher product inventories. Mild winter weather, decreases in air travel compared to historic levels, a weak industrial sector, and the overall downturn in the economy resulted in inventories remaining at high levels at year-end and reduced refining margins to very low levels.

         Average discounts for sour and heavy sour crude oil increased in the first half of 2001 from already favorable 2000 levels but narrowed in the second half of 2001 partly due to the significant drop in crude oil prices, particularly following the terrorist attacks of September 11th. The average discount on heavy sour crude oil for the first two months of 2002 was $5.66 per barrel as compared to the 2001 full year average of $8.76 per barrel. In the long term we expect that the worldwide growth in production of sour and heavy sour crude oil should continue to exceed increases in the production of light sweet crude oil and that this, when coupled with the continuing demand for light sweet crude oil, should support strong differentials relative to historic averages between the prices of light sweet and heavy sour crude oil.

         The price of natural gas is a significant component of a refiner's overall operating costs. Natural gas prices peaked at over $10 per million btu in late 2000 and early 2001, but fell steadily throughout the remainder of 2001, dropping to below $2 per million btu for a period of time. As production rates and inventories of natural gas remain at higher levels than last year, we believe prices will remain at levels well below the record highs seen in the first quarter of 2001.

         Refining margins have remained at depressed levels early in 2002 as high distillate and gasoline inventories and low demand continued. The average Gulf Coast and Chicago crack spreads for the first two months of 2002 were $2.12 per barrel and $2.70 per barrel, respectively, as compared to the 2001 full year average of $4.22 per barrel and $7.90 per barrel, respectively. The average discount on heavy sour crude oil for the first two months of 2002 was $5.66 per barrel as compared to the 2001 full year average of $8.76 per barrel. In March 2002, refining margins began slowly recovering from these lows as gasoline demand increased by 3% over the similar period in 2001, and refining industry turnaround activity was heavy in the last five weeks. As we enter the spring and summer driving season, demand for gasoline and distillates should increase, but uncertainty about distillate and gasoline demand as well as crude oil supply, particularly the supply from the Middle East, will continue to exist as the war on terrorism continues. Improvement in the economy, if it occurs, should contribute to improved refining margins in the second half of 2002.

         In the long-term, we expect refined product supply and demand balances to tighten worldwide as growth in demand for refined products is expected to exceed net capacity growth, particularly for transportation fuels. A portion of the supply growth due to new capacity built by foreign refiners and the continued de-bottlenecking and expansion of existing refineries will likely be offset by refinery closures resulting from more stringent environmental specifications and capital requirements to meet worldwide low-sulfur gasoline and diesel specifications. In summary, we believe refining margins in the United States will benefit from continuing favorable supply and demand fundamentals.

         We further expect that consolidation of the refining industry through mergers and acquisitions may continue providing us with potentially attractive opportunities to expand our operations.


OPERATIONAL OUTLOOK

         Port Arthur Refinery. On January 4, 2002, we shut down the fluid catalytic cracking (FCC) unit, gas oil hydrotreating unit and sulfur plant at our Port Arthur refinery for planned turnaround maintenance. The turnaround was completed as scheduled. All units were in service and providing the expected improved hydrocarbon conversion rates as planned by February 11, 2002.

         On February 25, 2002, PACC shut down the coker unit at our Port Arthur refinery for unplanned maintenance for ten days. We took advantage of the coker outage to make repairs to the distillate and naphtha hydrotreaters, including turnaround maintenance that was originally planned for later in the year. Crude oil throughput rates were cut back during these repairs. By March 6, 2002 all units were operational and by March 7th crude oil throughput rates were near capacity of 250,000 bpd.

         Lima Refinery. Crude oil throughput rates have been restricted in the first quarter of 2002 due to poor refining market conditions related primarily to the economic disposition of high sulfur diesel fuel.

         Hartford Refinery. We have approved a plan to discontinue refining operations at our Hartford refinery in October 2002. Although our Hartford refinery has contributed to our earnings in the past, we have concluded that there is no economically viable manner of reconfiguring the refinery to produce fuels which meet new gasoline and diesel fuel specifications mandated by the federal government. We plan to record a pretax charge to earnings of approximately $120 million in the first quarter of 2002 which includes $65 million representing a non-cash asset write-down and $55 million related to accruals for employee severance, other shutdown costs and future environmental expenses. The actual cash payment of these costs would occur over several years following the shutdown.

         Planned Cost Reductions. As part of our focus on continuing to be a low-cost refiner, in the second quarter of 2002 we intend to implement a restructuring of our organization that will result in a significant reduction of our general and administrative and other costs.

RESULTS OF OPERATIONS

         The following table provides supplementary income statement and operating data. It does not represent an income statement presented in accordance with generally accepted accounting principles. Certain reclassifications have been made to prior period amounts to conform them to the current period presentation. Selected items in each of the periods are discussed separately below.

         Net sales and operating revenues consist principally of sales of refined petroleum products and, to a minimal extent, the occasional sale of crude oil to take advantage of substitute crude slate opportunities. Cost of sales consists of the purchases of crude oils and other feedstocks used in the refining process as well as transportation, inventory management and other costs associated with the refining process and sale of the petroleum products. Both net sales and operating revenues and cost of sales are mainly affected by crude oil and refined product prices, changes to the input and product mix, and volume changes caused by acquisitions, divestitures and operations. Product mix refers to the percentage of production represented by higher value light products, such as gasoline, rather than lower value finished products, such as petroleum coke.

         Gross margin is net sales and operating revenues less cost of sales. Industry-wide results are driven and measured by the relationship, or margin, between refined product prices and the prices for crude oil and other feedstocks; therefore, we discuss our results of operations in the context of gross margin.

         Operating expenses include the costs associated with the actual operations of the plants such as labor, maintenance, energy, taxes and environmental compliance. All environmental compliance costs, other than capital expenditures but including maintenance and monitoring, are expensed when incurred. The labor costs include the incentive compensation plans available to union employees. Our general and administrative expenses include all activities at the corporate office, the finance, human resources and information system activities at the refineries and the company-wide incentive compensation programs available to salaried employees.

         Inventory recovery from market write-down reflects a non-cash accounting adjustment to the value of our petroleum inventory. In accordance with generally accepted accounting principles, we are required to record our inventory at the lower of its cost or market value. In late 1997 and throughout 1998, market prices were significantly less than cost determined under our last-in, first-out, or LIFO, inventory valuation method. This led to market write-downs of inventory in 1997 and 1998. In 1999, our inventory turned over and market prices recovered allowing us to fully reverse our 1997 and 1998 write-downs.

                   FINANCIAL RESULTS                               YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                             1999           2000             2001
                                                          ----------     ----------       ----------
                                                               (IN MILLIONS, EXCEPT AS NOTED)
Net sales and operating revenues ....................     $  4,520.5     $  7,311.8       $  6,532.8
Cost of sales .......................................        4,099.8        6,584.9          5,758.1
                                                          ----------     ----------       ----------
   Gross margin .....................................          420.7          726.9            774.7
Operating expenses ..................................          402.8          460.3            359.7
General and administrative expenses .................           48.4           51.8             59.0
                                                          ----------     ----------       ----------
   Adjusted EBITDA ..................................          (30.5)         214.8            356.0
Inventory recovery from market write-down ...........          105.8           --               --
Refinery restructuring and other charges ............           --             --             (176.2)
                                                          ----------     ----------       ----------
   EBITDA ...........................................           75.3          214.8            179.8
Depreciation & amortization .........................           63.1           71.8             71.4
                                                          ----------     ----------       ----------
   Operating income .................................           12.2          143.0            108.4
Interest expense and finance income, net ............          (80.7)         (79.0)           (79.2)
Income tax benefit ..................................           12.0           21.7             19.6
                                                          ----------     ----------       ----------
   Net income (loss) from continuing operations
     before extraordinary item ......................          (56.5)          85.7             48.8
Discontinued operations .............................           32.6           --              (18.0)
Gain on repurchase of long-term debt ................           --             --                5.6
                                                          ----------     ----------       ----------
   Net income (loss) ................................          (23.9)          85.7             36.4
Preferred stock dividends............................           (8.6)          (9.6)           (10.4)
                                                          ----------     ----------       ----------
   Net income (loss) available to common stockholder      $    (32.5)    $     76.1       $     26.0
                                                          ==========     ==========       ==========

                   MARKET INDICATORS                              YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------
                                                             1999           2000            2001
                                                          ----------     ----------       --------
                                                           (DOLLARS PER BARREL, EXCEPT AS NOTED)
West Texas Intermediate (WTI) crude oil..............      $  19.27       $  30.37        $  25.96
Crack Spreads (3/2/1):
     Gulf Coast .....................................          1.71           4.17            4.22
     Chicago ........................................          2.83           5.84            7.90
Crude Oil Differentials:
     WTI less WTS (sour).............................          1.30           2.17            2.81
     WTI less Maya (heavy sour)......................          4.83           7.29            8.76
     WTI less Dated Brent (foreign) .................          1.36           1.92            1.48
Natural gas (dollars per million btus) ..............          2.25           3.94            4.22


               SELECTED OPERATIONAL DATA                           YEAR ENDED DECEMBER 31,
                                                          ----------------------------------------
                                                             1999           2000            2001
                                                          ----------     ----------       --------
                                                              (IN THOUSANDS OF BARRELS PER DAY,
                                                                      EXCEPT AS NOTED)
Crude oil and intermediate throughput by refinery:
   Port Arthur:
    Crude oil .......................................         200.0          193.2            43.8
    Port Arthur Coker Company intermediates..........           -              8.8           180.0
                                                         -----------    ----------       ---------
                                                              200.0          202.0           223.8
   Lima crude oil ...................................         120.7          136.4           140.5
   Hartford crude oil ...............................          59.4           64.2            65.5
   Blue Island crude oil ............................          71.6           65.3             3.9
                                                         -----------    ------------     ---------
     Total throughput................................         451.7          467.9           433.7

Per barrel of throughput (in dollars):
   Gross margin .....................................     $    2.55        $   4.24      $     4.89
   Operating expenses ...............................          2.44            2.69            2.27

                                                                                  YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------------------------------------------
           SELECTED VOLUMETRIC DATA                       1999                          2000                         2001
                                             ----------------------------   ----------------------------  --------------------------
                                                  BPD          PERCENT           BPD          PERCENT         BPD           PERCENT
                                              (THOUSANDS)      OF TOTAL      (THOUSANDS)      OF TOTAL    (THOUSANDS)      OF TOTAL
                                             -------------   ------------   -------------   ------------  -------------  -----------
FEEDSTOCKS:
 CRUDE OIL THROUGHPUT:
   Sweet ..................................         195.3       42.8%              201.5         42.6%        143.6          32.3%
   Light/medium sour ......................         220.1       48.2               203.8         43.1          69.7          15.7
   Heavy sour .............................          36.3        8.0                53.8         11.4          40.4           9.1
                                             -------------   ------------   -------------   ------------  -------------  -----------
      TOTAL CRUDE OIL (A) .................         451.7       99.0               459.1         97.1         253.7          57.1
 Port Arthur Coker Company intermediate
      throughput (a) ......................           --        --                   8.8          1.9         180.0          40.5
 Unfinished and blendstocks ...............           4.6        1.0                 4.6          1.0          10.6           2.4
                                             -------------   ------------   -------------   ------------  -------------  -----------
      TOTAL FEEDSTOCKS ....................         456.3      100.0%              472.5        100.0%        444.3         100.0%
                                             =============   ============   =============   ============  =============  ===========

PRODUCTION:
 LIGHT PRODUCTS:
    Conventional gasoline .................         174.6       37.9%              193.0         40.5%        184.8          41.5%
    Premium and reformulated gasoline......          67.1       14.6                57.8         12.1          44.9          10.1
    Diesel fuel ...........................         119.4       25.9               117.8         24.8         121.7          27.3
    Jet fuel ..............................          35.8        7.8                38.0          8.0          42.4           9.5
    Petrochemical feedstocks ..............          34.5        7.5                36.2          7.6          28.5           6.4
                                             -------------   ------------   -------------   ------------  -------------  -----------
      SUBTOTAL LIGHT PRODUCTS .............         431.4       93.7               442.8         93.0         422.3          94.8
 Petroleum coke and sulfur.................          17.8        3.9                18.0          3.8          15.4           3.4
 Residual oil .............................          11.3        2.4                15.2          3.2           7.9           1.8
                                             -------------   ------------   -------------   ------------  -------------  -----------
      TOTAL PRODUCTION ....................         460.5      100.0%              476.0        100.0%        445.6         100.0%
                                             =============   ============   =============   ============  =============  ===========

(a) Operations of the heavy oil upgrade project commenced at our Port Arthur refinery in early December of 2000, which led to the processing of PACC intermediate product in replacement of a significant portion of our crude oil throughput capacity at that refinery.

2001 COMPARED TO 2000

         Overview. Net income decreased $50.1 million to $26.0 million in 2001 from $76.1 million in 2000. Operating income decreased $34.6 million to $108.4 million in 2001 from $143.0 million in 2000. In 2001, operating income included a $176.2 million pretax charge for refinery restructuring and other charges. Operating income, excluding the refinery restructuring and other charges, increased $141.6 million to $284.6 million in 2001. The increase in operating income excluding the refinery restructuring and other charges was principally due to strong market conditions, especially in the first half of the year, as well as solid performance by our refineries. These gains were partially offset by poor market conditions in the fourth quarter and plant downtime and operational issues as discussed below. The operating results for 2001 compared to 2000 were also affected by the completion and operation of the heavy oil upgrade project at the Port Arthur refinery. See "--Factors Affecting Comparability" and "--Factors Affecting Operating Results" for a detailed discussion of how the heavy oil upgrade project has affected our results.

         Net Sales and Operating Revenue. Net sales and operating revenues decreased $779.0 million, or 11%, to $6,532.8 million in 2001 from $7,311.8 million in 2000. These decreases were mainly attributable to steep declines in petroleum product prices in the second half of the year. For the full year our average sales price of gasoline and distillates decreased approximately $3-$4 per barrel. Product and crude oil prices declined significantly directly following the September 11th terrorist attacks and, with the decrease in demand, remained at low levels in the fourth quarter of 2001.

         Gross Margin. Gross margin increased $47.8 million, or approximately 7%, to $774.7 million in 2001 from $726.9 million in the 2000. The increase in 2001 was principally due to historically strong market conditions in the first half of the year, continued strong market conditions in the Midwest region through the third quarter as well as solid performance by our refineries. These gains were partially offset by the poor market conditions in the fourth quarter, the absence of Blue Island results after its closure, and plant downtime and operational issues as described below.

         The Gulf Coast and Chicago crack spreads remained strong through most of the first half of 2001, reaching historically high levels. There was strong demand going into the summer driving season. Industry inventories remained at low levels and were further lowered by industry-wide maintenance turnarounds performed in the first quarter. In the second half of the 2001, the Gulf Coast and Chicago crack spreads were weakened as gasoline and distillate inventory levels increased due to high refinery utilization rates, high import levels, and unseasonably low demand. The lower demand was driven by decreases in air travel after the September 11th terrorist attacks, a weak industrial sector, a general downturn in the economy, and mild winter weather. The Chicago crack spread did not weaken in proportion to the Gulf Coast crack spread through the third quarter due to a decrease in supply caused by an extended outage at a third party refinery's crude unit. The Chicago crack spread decreased significantly during the fourth quarter as product was imported into the region due to the higher margins. On average, crack spreads in 2001 remained above prior year levels.

         Our Port Arthur refinery financial results were greatly impacted in 2001 compared to 2000 by the completion of the heavy oil upgrade project. Gross margin was favorably impacted by the generation of lease revenue from our intercompany agreements with PACC. Gross margin was negatively impacted in 2001 due to the use of more expensive intermediate feedstocks for approximately 80% of our throughput at our Port Arthur refinery and to a much lesser extent the effects of producing a lower amount of higher-value products at our Port Arthur refinery due to the changes in product mix as discussed in "--Factors Affecting Operating Results" above.

         The feedstock throughput rates for our Port Arthur operations also reflected the change in operations due to the completion of the heavy oil upgrade project and start up of operations at PACC. Feedstock throughput rates for our company only (that is, excluding throughput at PACC) were 202,000 bpd and 223,800 bpd for 2000 and 2001, respectively. Of these feedstock throughput rates, 193,200 bpd and 43,800 bpd in 2000 and 2001, respectively, were crude oil. The remainder of the feedstock throughput was intermediate feedstock purchased from PACC.

         The crude oil throughput rate for the Port Arthur refinery as a whole, that is, the rate for us and for PACC together, was 229,800 bpd in 2001. This rate was below capacity of 250,000 bpd because units downstream were in start-up operations during the first quarter and a lightning strike in early May limited the crude unit rate until the crude unit was shut down in early July for ten days to repair the damage caused by the lightning strike. The Port Arthur refinery also experienced a slightly reduced crude oil throughput rate late in the fourth quarter due to minor repairs of the coker and crude units. In the first quarter of 2001, the Port Arthur refinery performed a planned maintenance turnaround on its alkylation unit, which had only a minor impact on production.

         In 2001, both the Lima and Hartford refineries experienced some crude oil throughput restrictions, but overall crude oil throughput rates were higher than the prior year rates. In March 2001, the Lima refinery performed a planned month-long maintenance turnaround on its coker and isocracker units, and in November 2001 it performed a planned seven-day maintenance turnaround on its crude unit. The Lima refinery also experienced crude oil supply delays caused by bad weather in the Gulf Coast early in 2001. Our Hartford refinery experienced ten days of unplanned downtime for coker unit repairs early in the year and planned restricted utilization of the coker unit late in the year due to a shut-down for repairs of a third party sulfur plant utilized by Hartford.

         Operations in 2000 were affected by the planned month-long maintenance turnaround and subsequent 11-day unscheduled downtime of the Port Arthur refinery crude unit, planned restrictions at all refineries due to weak margin conditions early in the year, unplanned downtime at the Lima refinery due to two electrical outages and a failed compressor, unplanned downtime at the Blue Island refinery requiring maintenance on its vacuum and crude unit, and crude oil supply disruptions to all of the plants late in the year.

         Operating Expenses. Operating expenses decreased $100.6 million, approximately 22%, to $359.7 million in 2001 from $460.3 million in 2000. This decrease was mainly attributable to lower costs at the Port Arthur refinery due to agreements with our affiliate, PACC, and the absence of Blue Island refinery expenses for eleven months in 2001, partially offset by higher repair and maintenance expenses at the Hartford refinery. We provide services and supplies to PACC in relation to the leasing of approximately 80% of our crude oil throughput capacity to them. We also sell internally produced fuel to them which they use to run their facility. These services and fuel supplies are recorded directly against the operating costs we incur to provide these services and supplies thus lowering our operating expenses. These arrangements were not in effect until December of 2000, and therefore, account for a significant portion of our lower operating expenses in 2001 versus 2000.

         General and Administrative Expenses. General and administrative expenses increased $7.2 million, approximately 14%, to $59.0 million in 2001 from $51.8 million in 2000. These increases were principally due to a higher incentive compensation in 2001 under our annual incentive plans and expenses related to the planning, design, and implementation of a new financial and commercial information system.

         Refinery Restructuring and Other Charges. The refinery restructuring and other charges consisted of a $167.2 million charge related to the January 2001 closure of our Blue Island, Illinois refinery and a $9.0 million charge related to the write-off of idled coker units at the Port Arthur refinery. See "--Factors Affecting Comparability--Closure of Blue Island Refinery" for additional information on the Blue Island refinery closure. The write-off of idled coker units at our Port Arthur refinery of $9.0 million included a charge of $5.8 million related to the net asset value of the coker units and a $3.2 million charge for future environmental clean-up costs related to the site. The two coker units have not been in use since the start-up of the new coker complex at the PACC in December 2000. We now believe that an alternative use of the coker units is not probable.

         Depreciation and Amortization. Depreciation and amortization expenses decreased $0.4 million to $71.4 million in 2001 from $71.8 million in 2000. The slight decrease in 2001 was attributable to the absence of depreciation and amortization for the Blue Island refinery in 2001 offset by the commencement of depreciation of the heavy oil upgrade project in early 2001 and higher amortization in 2001 associated with a second quarter 2000 Port Arthur refinery turnaround and a first quarter 2001 Lima refinery turnaround.

         Interest Expense and Finance Income, net. Interest expense and finance income, net increased $0.2 million to $79.2 million in 2001 from $79.0 million in 2000. The increase in 2001 was principally associated with lower capitalized interest in 2001. In 2000, a portion of interest expense was capitalized as part of the heavy oil upgrade project. The year 2001 does not include interest capitalization for the heavy oil upgrade project since the project was substantially in service and operational at the beginning of 2001. Offsetting a portion of this increase were lower interest rates on our floating rate loan.

         Income Tax Benefit. The income tax benefit decreased $2.1 million to $19.6 million in 2001 from $21.7 million in 2000. The income tax benefit of $19.6 million in 2001 included the reversal of the remaining balance of our tax valuation allowance of $30.0 million partially offset by a provision of $10.4 million on pretax income from continuing operations before an extraordinary gain. The income tax benefit of $21.7 million in 2000 included a $24.2 million provision on pretax income partially offset by a reversal of a portion of our tax valuation allowance of $45.9 million.

         We participate in a tax sharing agreement with our parent company, Premcor Inc., and other subsidiaries of Premcor Inc. Our pretax earnings for financial reporting purposes in the future will generally be fully subject to income taxes, although our actual cash payment of taxes is expected to benefit from regular tax and alternative minimum tax net operating loss carryforwards available at December 31, 2001 of approximately $222 million and $182 million, respectively. However, any such cash benefit may be limited in the future if Premcor Inc. issues a significant enough number of additional shares, or if certain of Premcor Inc.'s stockholders acquire or dispose of a significant enough amount of Premcor Inc. stock, such that Premcor Inc. would incur a change of ownership as defined in Section 382 of the Internal Revenue Code.

         Discontinued Operations and Gain on Repurchase of Long-Term Debt. In 2001, we recorded an additional pretax charge of $29.5 million (net of income taxes - $18.0 million) related to the environmental and other liabilities of the discontinued retail operations. See "--Factors Affecting Comparability--Sale of Retail Division" for additional discussion of this charge. In 2001, we repurchased in the open market an aggregate of $57.8 million in face value of our 9 1/2% senior notes due September 15, 2004, 10 7/8% senior notes due December 1, 2005 and exchangeable preferred stock for $48.5 million. As a result of this transaction, we recorded an extraordinary pre-tax gain of $8.7 million (net of income taxes - $5.6 million) which included the write-off of deferred financing costs related to the debt.

2000 COMPARED TO 1999

         Overview. Net income increased by $108.6 million from a net loss of $32.5 million in 1999 to net income of $76.1 million in 2000. Operating income increased $130.8 million to $143.0 million in 2000 from $12.2 million in 1999. Excluding the $105.8 million recovery of a non-cash inventory charge in 1999, operating income increased by $236.6 million, in 2000 compared to 1999. This increase was principally due to strong market conditions throughout most of 2000, as evidenced by the change in the Gulf Coast crack spread, which increased from $1.71 per barrel in 1999 to $4.17 per barrel in 2000 and the change in the Chicago crack spread, which increased from $2.83 per barrel in 1999 to $5.84 per barrel in 2000. The sour and heavy sour crude oil differentials also improved significantly.

         Net Sales and Operating Revenues. Net sales and operating revenues increased $2,791.3 million, or approximately 62%, to $7,311.8 million in 2000 from $4,520.5 million in 1999. This increase was principally due to higher petroleum prices, as production remained steady. Our average sales price per barrel increased by approximately $14 per barrel for the full year 2000 versus 1999.

         Gross Margin. Gross margin increased $306.2 million, or approximately 73%, to $726.9 million in 2000 from $420.7 million in 1999. This increase was principally due to continued strong refined product conditions, particularly for gasoline and distillate margins, and strong operational performance at our refineries in the second half of the year. These significant improvements were partially offset by poor margins on heavier products such as petroleum coke and asphalt, planned and unplanned downtimes at our refineries, and negative inventory management results.

         Market conditions for 2000 started improving over prior year levels during the first quarter and remained above prior year levels for the rest of the year, reaching record levels to date during the second quarter. The main contributor to the higher gross margin was the improvement in gasoline and distillate margins, which was reflected by significant increases in the average Gulf Coast and Chicago crack spreads. We believe these improved market conditions were due mainly to low domestic inventory levels, solid demand, the mandated introduction of a new summer-grade reformulated gasoline, and pipeline supply disruptions. Crude oil discounts for heavier and sour crude oils improved over the prior year, also contributing to gross margin, as evidenced by the improved sour and heavy sour crude oil differentials. These benefits were partially offset by poor heavy product margins as prices for products such as petroleum coke and residual fuel did not track the high feedstock prices in the period.

         Major scheduled maintenance turnarounds at our Port Arthur refinery in 2000 and our Lima refinery in 1999 resulted in an opportunity cost from lost production of $30 million in 2000 and $23 million in 1999. In 2000, our Port Arthur refinery crude oil throughput rates were reduced in the first quarter due to problems with its fluid catalytic cracking unit, and significantly lowered in the second quarter due to a scheduled turnaround and unscheduled downtime of the crude unit. The work performed during the scheduled turnaround expanded the crude unit capacity from 232,000 bpd to 250,000 bpd and readied the unit to process up to 80% heavy sour crude oil as part of the heavy oil upgrade project. In the third and fourth quarters, the crude oil throughput rate was near its new capacity of 250,000 bpd except for some minor crude oil availability problems in the fourth quarter due to bad weather. Crude oil throughput rates at our Port Arthur refinery were reduced below capacity in 1999 due to poor economic conditions. Crude oil throughput in 2000 was higher than in 1999 at our Lima and Hartford refineries. This was principally because both refineries had solid performance, with only short unplanned downtimes and reduced rates early in 2000 due to poor economic conditions and late in 2000 due to crude oil supply disruptions. Blue Island refinery crude oil throughput rates for 2000 were lower than 1999 due to unplanned downtimes and crude oil supply disruptions.

         Our gross margin in 2000 was significantly reduced as a result of negative inventory management results. We incurred losses of approximately $73 million from hedging inventory positions in excess of our target inventory position levels in a backwardated market. Backwardation refers to the time structure of the futures market when the price of a commodity in the current month is higher than the price in the future. This creates an embedded hedging cost as short futures positions are closed, if prices are higher than the hedged price. The inventory position was over target because of the effects of unplanned refinery downtime early in the year, the timing of fixing crude oil price commitments and the fact that, for much of the year, we were hedging to a target inventory level that was not appropriate. The financial effects of inventory management in 1999 were marginally positive.

         Operating Expenses. Operating expenses increased $57.5 million, approximately 14%, to $460.3 million in 2000 from $402.8 million in 1999. This increase was principally due to higher energy and repair and maintenance costs. The average natural gas price increase of $1.69 per million btu, an increase of 75% over 1999 prices, reflected the increase in energy cost. In addition, our Port Arthur refinery incurred higher repair and maintenance costs in conjunction with the planned turnaround and subsequent unscheduled downtime of its crude unit.

         General and Administrative Expenses. General and administrative expenses increased $3.4 million, or approximately 7%, to $51.8 million in 2000 from $48.4 million in 1999. This slight increase was due to higher incentive compensation under our annual incentive plan, offset in part by lower wholesale costs due to the sale of the terminals and the absence of year 2000 systems remediation costs.

         Depreciation and Amortization. Depreciation and amortization increased $8.7 million, or approximately 14%, to $71.8 million in 2000 from $63.1 million in 1999. This increase was principally due to the full year impact of a Lima maintenance turnaround performed in 1999 and higher capital expenditures.

         Interest Expense and Finance Income, net. Interest expense and finance income, net decreased $1.7 million to $79.0 million in 2000 from $80.7 million in 1999. This decrease was due to higher interest income on invested cash balances which more than offset the higher interest expense due to higher interest rates on the $240 million floating rate term loan.

       Income Tax Benefit. The income tax benefit increased $9.7 million to $21.7 million in 2000 from $12.0 million in 1999. The income tax benefit of $21.7 million in 2000 represented a decrease in a deferred tax valuation allowance of $45.9 million, partially offset by a provision on income from continuing operations of $24.2 million. The income tax benefit of $12.0 million in

1999 reflected the effect of intra-period tax allocations resulting from the utilization of current year operating losses to offset the net income of the discontinued retail division, partially offset by the write-down of a net deferred tax asset.

         Discontinued Operations. We reported the results of our retail marketing business that we sold in 1999, which consisted of a loss from operations of $4.3 million, net of an income tax benefit of $2.7 million, and the gain on the sale of the business of $36.9 million, net of income tax provision of $23.7 million, as discontinued operations in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash Balances

         As of December 31, 2001, we had cash, cash equivalents and short-term investments of $286.9 million as compared to $255.4 million as of December 31, 2000.

Cash Flows from Operating Activities

         Net cash flows provided by operating activities for the year ended December 31, 2001 were $222.8 million as compared to $116.3 million for the year ended December 31, 2000 and $60.4 million for the year ended December 31, 1999. Cash flows from operating activities for the years ended December 31, 2000 and 2001 were mainly impacted by the improvement in cash earnings. Cash flows from operating activities for the year ended December 31, 1999 were mainly impacted by a significant working capital benefit offset by the effects of poor refining margins on cash earnings. Working capital as of December 31, 2001 was $377.2 million, a 1.86:1 current ratio, versus $321.8 million as of December 31, 2000, a 1.55:1 current ratio.

         In 1999, we sold crude oil linefill in the pipeline system supplying the Lima refinery. We have an agreement in place that requires us to repurchase approximately 2.7 million barrels of crude oil in this pipeline system in September 2002 at market prices, unless extended by mutual consent. We have hedged the price risk related to the repurchase obligation through the purchase of exchange-traded futures contracts.

         As of December 31, 2001, our future minimum lease payments under non-cancelable operating leases were as follows (in millions): 2002-$8.0, 2003-$7.4, 2004-$6.0, 2005-$5.7, 2006-$5.3, and $3.6 in the aggregate thereafter.

Cash Flows from Investing Activities

         Cash flows used in investing activities for the year ended December 31, 2001 were $140.8 million as compared to $159.5 million for the year ended December 31, 2000 and cash flows provided by investing activities of $110.9 million for the year ended December 31, 1999. The years ended December 31, 1999 and 2000 reflected higher capital expenditures related to the heavy oil upgrade project. Net cash flows provided by investing activities in 1999 included the sale of the retail division for $214.8 million, the sale of terminals for $33.7 million and the sale of selected Port Arthur refinery assets to PACC for $157.1 million.

         Capital expenditures for property, plant and equipment totaled $82.4 million in 2001, $128.3 million in 2000, and $214.7 million in 1999. Capital expenditures were lower in 2001 than in 2000 and 1999 primarily due to the ramp-down of the heavy oil upgrade project. Turnaround costs increased $17.7 million in 2001 over the prior year due to expenditures in 2001 for planned maintenance at the Port Arthur and Lima refineries whereas 2000 only reflected a turnaround at the Port Arthur refinery. Turnaround expenditures in 1999 included the first major maintenance turnaround at the Lima refinery since being acquired in 1998.

         We classify our capital expenditures into two categories, mandatory and discretionary. Mandatory capital expenditures, such as for turnarounds and maintenance, are required to maintain safe and reliable operations or to comply with regulations pertaining to soil, water and air contamination or pollution and occupational, safety and health issues. We estimate that total mandatory capital and turnaround expenditures will average approximately $85 million per year over the next five years. This estimate includes the capital costs necessary to comply with environmental regulations, except for Tier 2 gasoline standards, on-road diesel regulations and the MACT II regulations described below. Our total mandatory capital and refinery maintenance turnaround expenditure budget is approximately $75 million in 2002. Discretionary capital expenditures are undertaken by us on a voluntary basis after thorough analytical review and screening of projects based on the expected return on incremental capital employed. Discretionary capital projects generally involve an expansion of existing capacity, improvement in product yields and/or a reduction in operating costs. We plan to fund both mandatory and discretionary capital expenditures with cash flow from operations. Accordingly, total discretionary capital expenditures may be less than budget if cash flow is lower than expected and higher than budget if cash flow is better than expected. Our discretionary capital expenditure budget is approximately $20 million in 2002.

         Environmental Product Standards

         In addition to mandatory capital expenditures, we expect to incur significant costs in order to comply with environmental regulations as discussed below. The Environmental Protection Agency has promulgated new regulations under the Clean Air Act that establish stringent sulfur content specifications for gasoline and on-road diesel fuel designed to reduce air emissions from the use of these products.

         Tier 2 Motor Vehicle Emission Standards. In February 2000, the EPA promulgated the Tier 2 Motor Vehicle Emission Standards Final Rule for all passenger vehicles, establishing standards for sulfur content in gasoline. These regulations mandate that the sulfur content of gasoline at any refinery not exceed 30 ppm during any calendar year by January 1, 2006. These requirements will be phased in beginning on January 1, 2004. It is our intent to meet these specifications from our Port Arthur and Lima refineries on a timely basis. However, we have concluded that there is no economically viable manner of reconfiguring our Hartford refinery to produce fuels which meet these new specifications and the new diesel fuel specifications discussed below. Modifications will be required at our Port Arthur and Lima refineries as a result of the Tier 2 standards. Based on our current estimates, we believe that compliance with the new Tier 2 gasoline specifications will require capital expenditures in the aggregate through 2005 of approximately $175 million for our refineries. Our current estimate represents a decrease from our preliminary estimates due to the decision to close the Hartford refinery. More than 95% of our total investment to meet the Tier 2 gasoline specifications is expected to be incurred during 2002 through 2004 with the greatest concentration of spending occurring in 2003.

         Low Sulfur Diesel Standards. In January 2001, the EPA promulgated its on-road diesel regulations, which will require a 97% reduction in the sulfur content of diesel fuel sold for highway use by June 1, 2006, with full compliance by January 1, 2010. Refining industry groups have filed two lawsuits, which may delay implementation of the on-road diesel rule beyond 2006. In its release, the EPA estimated that the overall cost to fuel producers of the reduction in sulfur content would be approximately $0.04 per gallon. The EPA has also announced its intention to review the sulfur content in diesel fuel sold to off-road consumers. If regulations are promulgated to regulate the sulfur content of off-road diesel, we expect the sulfur requirement to be either 500 ppm, which is the current on-road limit, or 15 ppm, which will be the future on-road limit. It is our intent to meet these specifications from our Port Arthur and Lima refineries on a timely basis. However, we have concluded that there is no economically viable manner of reconfiguring our Hartford refinery to produce fuels which meet these new specifications and the new gasoline fuel specifications discussed above. We estimate our capital expenditures in the aggregate through 2006 required to comply with the diesel standards at our Port Arthur and Lima facilities, utilizing existing technologies is approximately $115 million. More than 90% of the projected investment is expected to be incurred during 2004 through 2006 with the greatest concentration of spending occurring in 2005. We have initiated a project at our Port Arthur refinery to comply with these new diesel fuel specifications in conjunction with an expansion of this refinery to 300,000 bpd. We are also evaluating potential projects to reconfigure our Lima refinery to process a more sour and heavier crude slate. We believe these projects, combined with the low sulfur gasoline and diesel fuel investments, will offer a reasonable return on capital.

         In addition, in September 1998, the Environmental Protection Agency proposed regulations to implement MACT II, which regulates emissions of hazardous air pollutants from certain refinery units. Finalization of the MACT II regulations has been delayed in an attempt to harmonize the MACT II requirements with Tier 2 gasoline and low sulfur diesel requirements. If the MACT II regulations are finalized and implemented as proposed, in order to comply, we expect to spend approximately $45 million in the three years following their finalization with the greatest concentration of spending in 2003 and 2004.

Cash Flows from Financing Activities

         Cash flows used in financing activities for the year ended December 31, 2001 were $50.5 million as compared to $9.3 million for the year ended December 31, 2000 and $13.2 million for the year ended December 31, 1999. Cash flows used in financing activities in 2001 were principally related to the repurchase on the open market of a portion of our long-term debt and exchangeable preferred stock for $48.5 million and deferred financing costs of $10.2 million principally associated with the amendment of our working capital facility. In 2001, we borrowed $10.0 million in Ohio state revenue bonds, the proceeds of which are restricted for solid waste and wastewater capital projects. We continue to evaluate the most efficient use of capital and, from time to time, depending upon market conditions, may seek to purchase certain of our outstanding debt securities in the open market or by other means, in each case to the extent permitted by existing covenant restrictions.

         The scheduled maturities of our long-term debt and exchangeable preferred stock are, in millions: 2002-$1.8; 2003-$94.1; 2004-$296.3; 2005 -
$144.4; 2006 -nil; 2007 and thereafter-$489.8.

         Premcor USA, as a stand-alone company, relies on PRG for substantially all of its liquidity in order to meet its interest and other costs. Premcor USA is currently required to make interest payments on its 10 7/8% Notes due 2005 of $7.9 million on June 1 and December 1 of each year and expects its other costs to total less than $1 million per year. Premcor USA currently pays dividends on its 11 1/2% exchangeable preferred stock by issuing additional shares of exchangeable preferred stock. In 2001, PRG returned capital of $25.8 million, $25.0 million of which was used to repurchase a portion of Premcor USA's long-term debt and exchangeable preferred stock and $0.8 million of which related to interest payments. In 2000, PRG returned capital of $35.5 million to Premcor USA to meet future interest payment obligations. As of December 31, 2001, cash and cash equivalents owned by Premcor USA amounted to $25.5 million. However, Premcor USA's ability to access PRG's cash flows from operating activities is limited by covenants governing certain of PRG's outstanding debt securities. Under the most restrictive covenants, PRG would be able to return approximately $30 million to Premcor USA as of December 31, 2001. In March 2002, the Company gave notice of the intention to exchange the 11 1/2% Exchangeable Preferred Stock for 11 1/2% Subordinated Exchange Debentures due October 2009. The October 2002 interest payment on these debentures may be made in cash or by issuing additional debentures; however, as of April 1, 2003, Premcor USA will be required to make cash interest payments for these debentures on a semiannual basis.

Credit Facilities

         In August 2001, PRG amended and restated its secured revolving credit facility for a period of two years through August 2003. This new credit agreement provides for the issuance of letters of credit of up to the lesser of $650 million or the amount of a borrowing base calculated with respect to our cash and eligible cash equivalents, eligible investments, eligible receivables, eligible petroleum inventories, paid but unexpired letters of credit, and net obligations on swap contracts. PRG uses the facility primarily for the issuance of letters of credit to secure purchases of crude oil. As of December 31, 2001, the borrowing base was $620.7 million, with $295.3 million of the facility utilized for letters of credit.

         The credit agreement contains covenants and conditions that, among other things, limit dividends, indebtedness, liens, investments and contingent obligations. The credit agreement also requires us to comply with certain financial covenants including the maintenance of working capital of at least $150 million, the maintenance of tangible net worth of at least $150 million, the maintenance of minimal levels of balance sheet cash as defined in the agreement of at least $75 million at all times, and a cumulative cash flow test that from July 1, 2001 must not be less than zero. The credit agreement also limits the amount of future additional indebtedness that may be incurred subject to certain exceptions. The agreement provides for direct cash borrowings up to $50 million. There were no direct cash borrowings under this agreement as of December 31, 2001 or as of December 31, 2000.

         In December 2001, PRG entered into a $20 million cash-collateralized credit facility expiring August 23, 2003. This facility was arranged in order for PRG to receive a first year interest rate of 2% on its Series 2001 Ohio Bonds. In addition, this facility can be utilized for other non-hydrocarbon purposes. As of December 31, 2001, $10.1 million of the line of credit was utilized for letters of credit related to the Series 2001 Ohio Bonds.

         We currently expect that funds generated from operating activities together with existing cash, cash equivalents and short-term investments and availability under our working capital facility will be adequate to fund our ongoing operating requirements for the foreseeable future.

ACCOUNTING STANDARDS

         Critical Accounting Standards

         Contingencies. We account for contingencies in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 5 ("SFAS No.5"), Accounting for Contingencies. SFAS No. 5 requires that we record an estimated loss from a loss contingency when information available prior to the issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as environmental, legal and income tax matters require us to use our judgement. While we believe that our accruals for these matters are adequate, if the actual loss from a loss contingency is significantly different than the estimated loss, our results of operations may be over or understated.

         Major Maintenance Turnarounds. The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an exposure draft of a proposed statement of position, or SOP, entitled Accounting for

Certain Costs and Activities Related to Property, Plant and Equipment. If adopted as proposed, this SOP would require companies to expense as incurred turnaround costs, which it terms as "the non-capital portion of major maintenance costs." Adoption of the proposed SOP would also require that any existing unamortized turnaround costs be expensed immediately. A turnaround is a periodically required standard procedure for maintenance of a refinery that involves the shutdown and inspection of major processing units and generally occurs every three to five years. Turnaround costs include actual direct and contract labor, and material costs for the overhaul, inspection, and replacement of major components of refinery processing and support units performed during the turnaround. We currently amortize turnaround costs, which are included in our consolidated balance sheets in "Other Assets," on a straight-line basis over the period until the next scheduled turnaround, beginning the month following completion. The amortization of turnaround costs is presented as "Amortization" on our consolidated statements of operations.

         The proposed SOP, if made final, would require adoption for fiscal years beginning after June 15, 2002. If this proposed change has been in effect at December 31, 2001, we would have been required to write-off unamortized turnaround costs of approximately $98 million. Unamortized turnaround costs will change throughout the year as maintenance turnarounds are performed and past maintenance turnarounds are amortized. If adopted in its present form, charges related to this proposed change would be recorded in the first quarter 2003 and would be reported as a cumulative effect of an accounting change, net of tax, in the consolidated statements of operations.

         Impairment of Long-Lived Assets. In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. The implementation of SFAS No. 144 is not expected to have a material impact on our financial position or results of operations.

         Inventories. Inventories for our company are stated at the lower of cost or market. Cost is determined under the LIFO method for hydrocarbon inventories including crude oil, refined products, and blendstocks. The cost of warehouse stock and other inventories is determined under the first-in, first-out ("FIFO") method. Any reserve for inventory cost in excess of market value is reversed if physical inventories turn and prices recover above cost. At December 31, 2001 the replacement cost (market value) of our crude oil and refined product inventories exceeded its carry value by $4.9 million. We had
12.6 million barrels of crude oil and refined product inventories at December 31, 2001 with an average cost of $20.32 per barrel. If the market value of these inventories had been lower by $1 per barrel at December 31, 2001, we would have been required to write-down the value of our inventory by $7.7 million. If prices decline from year-end 2001 levels, we may be required to write-down the value of our inventories in future periods.

         New Accounting Standards

         On July 20, 2001 the FASB issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141, effective on issuance, requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and addresses the initial recording of intangible assets separate from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. Intangible assets with finite lives will continue to be amortized. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The implementation of SFAS No. 141 and SFAS No. 142 are not expected to have a material impact on our financial position and results of operations.

         In June 2001, the FASB approved SFAS No. 143 Accounting for Asset Retirement Obligations. SFAS No. 143 addresses when a liability should be recorded for asset retirement obligations and how to measure this liability. The initial recording of a liability for an asset retirement obligation will require the recording of a corresponding asset which will be required to be amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The implementation of SFAS No. 143 is not expected to have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The risk inherent in our market risk sensitive instruments and positions is the potential loss from adverse changes in commodity prices and interest rates. None of our market risk sensitive instruments are held for trading.

COMMODITY RISK

         Our earnings, cash flow and liquidity are significantly affected by a variety of factors beyond our control, including the supply of, and demand for, commodities such as crude oil, other feedstocks, gasoline and other refined products. The demand for these refined products depends on, among other factors, changes in domestic and foreign economies, weather conditions, domestic and foreign political affairs, planned and unplanned downtime in refineries, pipelines and production facilities, production levels, the availability of imports, the marketing of competitive fuels and the extent of government regulation. As a result, crude oil and refined product prices fluctuate significantly, which directly impacts our net sales and operating revenues and costs of goods sold.

         The movement in petroleum prices does not necessarily have a direct long-term relationship to net income. The effect of changes in crude oil prices on our operating results is determined more by the rate at which the prices of refined products adjust to reflect such changes. We are required to fix the price on our crude oil purchases approximately two to three weeks prior to the time when the crude oil can be processed and sold. As a result, we are exposed to crude oil price movements relative to refined product price movements during this period. In addition, earnings may be impacted by the write-down of our LIFO based inventory cost to market value when market prices drop dramatically compared to our LIFO inventory cost. These potential write-downs may be recovered in subsequent periods as our inventories turn and market prices rise. In 1997 and 1998 the market value of our petroleum inventory was below cost, which resulted in a write-down of inventory to fair market value. The write-down was fully recovered in 1999 when market values increased. Earnings may continue to be impacted by these write-downs, or recovery of write-downs, to market value.

         As of December 31, 2001, the replacement cost (market value) of our crude oil and refined product inventories exceeded its carrying value by $4.9 million. We had 12.6 million barrels of crude oil and refined product inventories as of December 31, 2001 with an average cost of $20.32 per barrel. If the market value of these inventories had been lower by $1 per barrel as of December 31, 2001, we would have been required to write-down the value of our inventory by $7.7 million. As of December 31, 2000 the replacement cost (market value) of our crude oil and refined product inventories exceeded its carrying value by $100.8 million. We had 15.6 million barrels of crude oil and refined product inventories as of December 31, 2000 with an average cost of $19.94 per barrel. If the market value of these inventories had been lower by $1 per barrel as of December 31, 2000, we would not have been required to write-down the value of our inventory and would not have had to record a write-down unless market was lower by over $7 per barrel. If prices decline from year-end 2001 levels, we may be required to write-down the value of our inventories in future periods.

         We utilize limited risk management tools to mitigate risk associated with fluctuations in petroleum prices on our normal operating petroleum inventories. We believe this policy is appropriate since inventories are required to operate the business and are expected to be owned for an extended period of time. We believe the cost of using such tools on an extended basis to manage normal operating petroleum inventories outweighs the benefits.

         We occasionally use several strategies to minimize the impact on profitability of volatility in feedstock costs and refined product prices. These strategies generally involve the purchase and sale of exchange-traded, energy-related futures and options with a duration of six months or less. To a lesser extent we use energy swap agreements similar to those traded on the exchanges, such as crack spreads and crude oil options, to better match the specific price movements in our markets as opposed to the delivery point of the exchange-traded contract. These strategies are designed to minimize, on a short-term basis, our exposure to the risk of fluctuations in crude oil prices and refined product margins. The number of barrels of crude oil and refined products covered by such contracts varies from time to time. Such purchases and sales are closely managed and subject to internally established risk standards. The results of these hedging activities affect refining cost of sales and inventory costs. We do not engage in speculative futures or derivative transactions.

         We prepared a sensitivity analysis to estimate our exposure to market risk associated with derivative commodity positions. This analysis may differ from actual results. The fair value of each derivative commodity position was based on quoted futures prices. As of December 31, 2001, a 10% change in quoted futures prices would result in a $8.1 million change to the fair market value of the derivative commodity position and correspondingly the same change in operating income. As of

December 31, 2000, a 10% change in quoted futures prices would result in a $0.8 million change to the fair market value of the derivative commodity position and correspondingly the same change in operating income.

INTEREST RATE RISK

         Our primary interest rate risk is associated with our long-term debt and exchangeable preferred stock. We manage this rate risk by maintaining a high percentage of our long-term debt and exchangeable preferred stock with fixed rates. The weighted average interest rate on our fixed rate long-term debt and exchangeable preferred stock is 9.6%. We have no material principal payments due prior to September 2003, but as of December 31, 2001, we had the flexibility to call, subject to applicable prepayment premiums, $631.4 million of our long-term debt and exchangeable preferred stock, including all of our floating rate bank term loan subject to certain restrictive covenants as stated in the credit agreement. As of December 31, 2001, a 1% change in interest rate on the floating rate bank term loans and Ohio state revenue bonds, which totaled in aggregate $250.0 million (2000 - $240.0 million), would result in a $2.5 million (2000 - $2.4 million) change in pretax income. We are subject to interest rate risk on our floating rate bank term loan and any direct borrowings under our credit facility. As of December 31, 2001, there were no borrowings under our credit agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is incorporated herein by reference to
Part IV, Item 14(a) 1 and 2, Financial Statements and Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Our directors, executive officers, senior management team, their ages as of March 1, 2002, and their positions with us are set forth in the table below.

NAME                     AGE                                  POSITION
----                     ---                                  --------
Thomas D. O'Malley       60       Chairman of the Board, Chief Executive Officer, President and
                                  Chief Operating Officer
Jefferson F. Allen       56       Director
Marshall A. Cohen        66       Director
David I. Foley           34       Director
Robert L. Friedman       58       Director
Richard C. Lappin        57       Director
Wilkes McClave III       54       Director
William E. Hantke        54       Executive Vice President and Chief Financial Officer
Jeffry N. Quinn          43       Executive Vice President and General Counsel
Dennis R. Eichholz       48       Senior Vice President--Finance and Controller
Joseph D. Watson         37       Senior Vice President and Chief Administrative Officer
Donovan J. Kuenzli       62       Refinery Manager - Port Arthur Refinery
Gregory R. Bram          37       Refinery Manager - Lima Refinery
Craig M. Kramer          45       Refinery Manager - Hartford Refinery


         Directors and Executive Officers

         Thomas D. O'Malley has served as chairman of the board of directors, chief executive officer, chief operating officer and president of our company and of Premcor Inc. since February 2002. Mr. O'Malley served as vice chairman of the board of Phillips Petroleum Company from the consummation of that company's acquisition of Tosco Corporation in September 2001 until January 2002. Mr. O'Malley served as chairman and chief executive officer of Tosco from January 1990 to September 2001 and president of Tosco from May 1993 to May 1997 and from October 1989 to May 1990. He currently serves on the board of directors of Lowe's Companies, Inc.

         Jefferson F. Allen has served as a director of our company and as a director of Premcor Inc. since February 2002. From June 1990 to September 2001, Mr. Allen served in various positions with Tosco Corporation, most recently serving as Tosco's president and chief financial officer. From November 1988 to June 1990, Mr. Allen served in various positions at Comfed Bancorp, Inc., including chairman and chief executive officer.

         Marshall A. Cohen has served as a director of our company since November 1997 and as a director of Premcor Inc. since its formation in April 1999. Mr. Cohen served as chairman of our board of directors from January 1998 to February 2002 and as chairman of Premcor Inc.'s board of directors from April 1999 to February 2002. Mr. Cohen has served as counsel at Cassels
Brock & Blackwell LLP since October 1996. From November 1988 to September 1996, he served as president and chief executive officer of The Molson Companies Limited. Mr. Cohen also serves as a member of the board of directors of American International Group, Inc., Barrick Gold Corporation, Collins & Aikman Corporation, The Goldfarb Corporation, Golf Town Canada Inc., Haynes International, Inc., Lafarge Corporation, Metaldyne Corporation, SMK Speedy International Inc., and The Toronto-Dominion Bank.

         David I. Foley has served as a director of our company since November 1997 and as a director of Premcor Inc. since its formation in April 1999. Mr. Foley is a principal at The Blackstone Group L.P., which he joined in 1995. Prior to joining Blackstone, Mr. Foley was an employee of AEA Investors Inc. from 1991 to 1993 and a consultant with The Monitor Company from 1989 to 1991. He currently serves on the board of directors of Mega Bloks Inc.

         Robert L. Friedman has served as a director of our company since October 1999 and as a director of Premcor Inc. since July 1999. Mr. Friedman has served as a senior managing director of The Blackstone Group L.P. since February 1999. From 1974 until the time he joined Blackstone, Mr. Friedman was a partner with Simpson Thacher & Bartlett, a New York law firm. He currently also serves on the board of directors of American Axle & Manufacturing, Inc., Axis Specialty Limited, Corp Group, Crowley Data LLC and Republic Technologies International Holdings LLC.

         Richard C. Lappin has served as a director of our company and as a director of Premcor Inc. since October 1999. Mr. Lappin has served as a senior managing director of The Blackstone Group L.P. since February 1999. From 1989 to 1998, he served as president of Farley Industries, which included West Point-Pepperell, Inc., Acme Boot Company, Inc., Tool and Engineering, Inc., Magnus Metals, Inc. and Fruit of the Loom, Inc. Mr. Lappin currently also serves on the board of directors of American Axle & Manufacturing, Inc., Haynes International, Inc. and Republic Technologies International Holdings LLC. Fruit of Loom, Inc. filed a petition seeking relief under Chapter 11 of the federal bankruptcy laws in December 1999.

         Wilkes McClave III has served as a director of our company and as a director of Premcor Inc. since February 2002. From September 1982 to September 2001, Mr. McClave served in various positions with Tosco Corporation, most recently serving as Tosco's executive vice president and general counsel.

         William E. Hantke has served as executive vice president and chief financial officer of our company and of Premcor Inc. since February 2002. From 1990 to January 2002, Mr. Hantke served in various positions with Tosco Corporation, most recently serving as a vice president of Tosco. He has held various finance and accounting positions in the oil industry and other commodity industries since 1975.

         Jeffry N. Quinn has served as executive vice president and general counsel of our company and of Premcor Inc. since March 2000. Mr. Quinn also served as chief administrative officer of our company and of Premcor Inc. from March 2001 to March 2002 and as executive vice president--legal, human resources and public affairs and general counsel of our company and Premcor Inc. from March 2000 to March 2001. From 1986 to February 2000, Mr. Quinn held various executive positions with Arch Coal, Inc. and served as senior vice president--law and human resources, secretary & general counsel from 1995 to February 2000.

         Dennis R. Eichholz has served as senior vice president--finance and controller of our company and Premcor Inc. since February 2001. Since joining us in 1988, Mr. Eichholz has held various financial positions, including vice president--treasurer and director of tax. Prior to joining us, Mr. Eichholz held various corporate finance positions and began his career with Arthur Andersen & Co. in 1975.

         Joseph D. Watson has served as senior vice president and chief administrative officer of our company and of Premcor Inc. since March 2002. Mr. Watson served as president of The e-Place.com, Ltd., a wholly owned subsidiary of Tosco Corporation, and a vice president of Tosco Shared Services from November 2000 to February 2002. He previously held various financial positions with Tosco from 1993 to 2000. From 1991 to 1993, he served as vice president of Argus Investments, Inc., a private investment company.

         Donovan J. Kuenzli has served as the refinery manager of our Port Arthur, Texas refinery since October 1998. Prior to joining us, Mr. Kuenzli held various positions with BP, including refinery manager of the Lima, Ohio refinery (then owned by BP), plant manager of a Texas chemicals facility, operations manager at BP's Alliance refinery and a corporate position in BP's London corporate office. Mr. Kuenzli has more than 36 years of experience within the refining and petrochemical industry.

         Gregory R. Bram has served as the refinery manager of our Lima, Ohio refinery since October 1999. From 1996 to September 1999, Mr. Bram held several senior positions in our corporate office, including manager of planning and development and optimization manager. Prior to joining us, Mr. Bram held various engineering and operations positions with Amoco. Mr. Bram has more than 14 years of experience within the refining industry.

         Craig M. Kramer has served as refinery manager of our Hartford, Illinois refinery since March 2001. Since joining us in 1993, Mr. Kramer held various positions, including operations service manager at our Hartford refinery and director, business planning and development at our corporate office. Prior to joining us, Mr. Kramer held various engineering and operations positions with BP. Mr. Kramer has more than 20 years of experience within the refining industry.

         Our board of directors is currently composed of the seven directors listed above, each of whom will serve until the next annual meeting of stockholders or until a successor is duly elected.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         Our executive officers are also executive officers of Premcor Inc. and PRG. Our executive officers are not paid by our company for their services. They are employees of, and therefore paid by, PRG. The following table sets forth the annual compensation for our former chief executive officer, former chief financial officer and our three other most highly compensated executive officers for their services during the fiscal years 2001, 2000 and 1999. For information about Messrs. O'Malley's, Hantke's, Quinn's and Watson's compensation going forward, see "--Executive Officer Benefits and Agreements--Employment Agreement with Thomas D. O'Malley, --Employment Agreement with William E. Hantke, --Employment Agreement with Jeffry N. Quinn and --Employment Agreement with Joseph D. Watson".

                           SUMMARY COMPENSATION TABLE

                                                           ANNUAL COMPENSATION
                                                -----------------------------------------      ALL OTHER
                                                FISCAL                             OTHER      COMPENSATION
NAME AND PRINCIPAL POSITION                      YEAR    SALARY ($)   BONUS ($)    ($)(3)       ($)(4)
--------------------------------------------    ------   ----------   ---------  --------     ------------
William C. Rusnack(1).......................     2001      497,693     746,800     18,679       10,200
    Former President, Chief Executive            2000      477,694     610,000         --       10,200
    Officer and Chief Operating Officer          1999      454,808     370,000      1,535        9,600

Ezra C. Hunt(2).............................     2001      317,309     378,000     45,980      344,739
    Former Executive Vice President and
    Chief Financial Officer

Jeffry N. Quinn.............................     2001      297,981     344,500     13,901       10,200
    Executive Vice President and General         2000      236,867     232,000         --      130,215
    Counsel                                      1999           --          --         --           --

Donovan J. Kuenzli..........................     2001      223,732     202,600      9,573       10,200
    Refinery Manager, Port Arthur Refinery       2000      212,846     200,000        400       10,200
                                                 1999      203,538      80,000     45,392        9,600

Dennis R. Eichholz..........................     2001      167,693     151,500     31,125        9,928
    Senior Vice President--Finance and           2000      148,443     100,000      7,875        9,033
    Controller                                   1999      136,038      62,502      7,875        8,635

----------

(1) Mr. Rusnack resigned in January 2002. See "Executive Officer Benefits and Agreements - Termination Agreement with William C. Rusnack" for a discussion of the terms of Mr. Rusnack's termination agreement with us.

(2) Mr. Hunt resigned in January 2002. Mr. Hunt joined us in February 2001 as our executive vice president and chief financial officer. We therefore do not have compensation to disclose for Mr. Hunt for years prior to 2001. See "--Executive Officer Benefits and
         Agreements--Termination Agreement with Ezra C. Hunt" for a discussion of the terms of Mr. Hunt's termination agreement with us.

(3) Represents (i) amounts for financial planning services for Messrs. Rusnack, Quinn and Eichholz, amounts for unused vacation for Messrs. Kuenzli and Eichholz, an amount for a safety award for Mr. Kuenzli and relocation expenses for Mr. Hunt for 2001, (ii) an amount for a safety award for Mr. Kuenzli and an amount for unused vacation for Mr. Eichholz for 2000 and (iii) amounts for relocation expenses for Messrs. Rusnack and Kuenzli and amounts for unused vacation for Messrs. Kuenzli and Eichholz for 1999.

(4) Represents (i) amounts accrued for the account of such individuals under the Premcor Savings Plan and the Supplemental Savings Plan for 1999, (ii) amounts accrued for the account of such individuals under the Premcor Savings Plan for 2000, as well as a starting bonus of $125,000 paid to Mr. Quinn upon his joining us in March 2000 and (iii) amounts accrued for the account of such individuals under the Premcor Savings Plan for 2001, as well as a starting bonus of $336,950 paid to Mr. Hunt upon his joining us in February 2001.

STOCK OPTION GRANTS

         The following table sets forth information concerning grants of each of time vesting and performance vesting stock options to purchase Premcor Inc. common stock made during the year ended December 31, 2001, to each of the named executive officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                            INDIVIDUAL GRANTS(1)
                            ----------------------------------------------
                             NUMBER OF
                            SECURITIES        % OF TOTAL                       POTENTIAL REALIZABLE VALUE AT ASSUMED ANNUAL RATES OF
                            UNDERLYING      OPTIONS GRANTED    EXERCISE OR          STOCK PRICE APPRECIATION FOR OPTION TERM
                              OPTIONS       TO EMPLOYEES IN    BASE PRICE      -----------------------------------------------------
NAME                        GRANTED(#)        FISCAL YEAR       ($/SHARE)         EXPIRATION DATE            5%             10%
----                        ----------      ---------------    -----------     --------------------       ----------    ------------
Ezra C. Hunt(2)............  120,000              60%              9.90            July 9, 2003            $13,308        $26,831
Dennis R. Eichholz(3)......   30,000              15%              9.90         September 30, 2008         $13,297       $157,428
Donovan J. Kuenzli(4)......   20,000              10%              9.90         September 30, 2008          $8,865       $104,952

(1) All options are options to purchase shares of the common stock of Premcor Inc. All options were granted pursuant to Premcor Inc.'s 1999 Stock Incentive Plan. The options expire September 30, 2008 and are exercisable at a price of $9.90 per share, which was the fair market value at the date of grant.

(2) On February 26, 2001, Premcor Inc. granted Mr. Hunt 60,000 time vesting options and 60,000 performance vesting options. Of the 120,000 options granted, 20,000 options vested upon Mr. Hunt's termination of employment on January 31, 2002 and the remainder were forfeited.

(3) All 30,000 options granted to Mr. Eichholz are performance vesting options. The options vest seven years from the date of grant and accelerate upon the achievement of certain targeted stock prices after an initial public offering of Premcor Inc.'s common stock or a change in control transaction. The date of Mr. Eichholz's grant was March 2, 2001.

(4) All 20,000 options granted to Mr. Kuenzli are performance vesting options. The options vest seven years from the date of grant and accelerate upon the achievement of certain targeted stock prices after an initial public offering of Premcor Inc.'s common stock or a change in control transaction. The date of Mr. Kuenzli's grant was March 2, 2001.

EXERCISES OF STOCK OPTIONS

         The following table shows aggregate exercises of options to purchase Premcor Inc.'s common stock and the number and value of securities underlying unexercised stock options of Premcor Inc. held by the named executive officers as of December 31, 2001.

                                                              NUMBER OF SECURITIES UNDERLYING
                                                               UNEXERCISED OPTIONS AT FISCAL     VALUE OF UNEXERCISED IN-THE-MONEY
                                                                       YEAR-END (#)                OPTIONS AT FISCAL YEAR-END ($)
                          SHARES ACQUIRED  VALUE REALIZED     ---------------------------------------------------------------------
NAME                      ON EXERCISE (#)        ($)          EXERCISABLE       UNEXERCISABLE       EXERCISABLE      UNEXERCISABLE
----                      ---------------  --------------     -----------       -------------     -------------     ---------------
William C. Rusnack(1)...        -0-              -0-             300,000           300,000              -0-               -0-
Ezra C. Hunt(1).........        -0-              -0-                  -0-          120,000              -0-               -0-
Jeffry N. Quinn.........        -0-              -0-              15,000           105,000              -0-               -0-
Donovan J. Kuenzli......        -0-              -0-                  -0-           80,000              -0-               -0-
Dennis R. Eichholz......        -0-              -0-              20,000            40,000              -0-               -0-

(1) For a discussion of what impact, if any, Mr. Rusnack's and Mr. Hunt's terminations of employment had on their outstanding options, see "--Executive Officer Benefits and Agreements--Termination Agreement with William C. Rusnack" and "--Executive Officer Benefits and Agreements--Termination Agreement with Ezra C. Hunt."

COMPENSATION PRINCIPLES

         Our compensation program for executive officers is designed to attract, retain and motivate these officers to enhance long-term stockholder value. The program consists of the following three key elements:

         o        a base salary;

         o        a performance-based annual bonus; and

         o        long-term equity incentive programs.

         Our compensation philosophy:

         o targets base pay at median levels of an appropriate comparator group with total compensation in line with relative performance;

         o emphasizes variable, incentive-oriented pay that rewards executives for achievement of pre-determined operating and financial objectives;

         o places increased emphasis on variable pay and long-term incentives at higher levels in the organization;

         o        balances the focus on short-term and long-term performance;
                  and

         o utilizes plans which are fair and understandable so that the plans drive performance and do not simply follow performance.

SHORT-TERM PERFORMANCE

         Annual Base Salary

         Annual salary is designed to compensate our executive officers for enhancing earnings per share and the creation of shareholder value. Salaries for the executive officers and certain other officers who report directly to the chief executive officer are established on an annual basis by the compensation committee, typically at the first committee meeting of the year. Individual and corporate performance are considered in determining salary amounts.

         Annual Incentive Bonus for Calendar Year 2001

         Premcor, Inc. has adopted the Premcor Executive Recognition Plan which provides key salaried employees, or participants, the opportunity to receive annual bonuses based upon the achievement of operating, financial and/or individual performance goals. In calendar year 2001, a total of 149 salaried employees participated in the Executive Recognition Plan, including the named executive officers. Under the Executive Recognition Plan each participant has a target bonus, which is expressed as a fixed percentage of base pay. The 2001 target bonus opportunity was 150% of annual base pay for Mr. Rusnack, 100% of annual base pay for Mr. Hunt and Mr. Quinn and 75% of annual base pay for the other named executive officers.

         For 2001, target bonus opportunities were divided into two components, an objective performance component and a personal performance component. Objective performance measures constituted 70% of the bonus opportunity of Mr. Rusnack, Mr. Hunt and Mr. Quinn and 60% for the other named executive officers. The remaining portion of their bonus opportunities was based upon personal performance.

         In determining annual bonuses for 2001, the objective performance component was measured by a weighting of the following three performance measures: cash flow; costs, which for such purpose means operating expenses, excluding energy costs, plus general and administrative expenses; and a measure of gross margin which utilizes a constant price set and constant energy cost, referred to as the Premcor Value Index. Refinery participants, including corporate direct reports located at the refineries, had a significant portion of their objective award tied to the performance of the refinery. Objective awards of the corporate participants were tied to the performance of Premcor Inc.

         Annual Bonuses for Calendar Year 2002

         In February 2002, the Premcor Executive Recognition Plan was renamed the Premcor Incentive Compensation Plan and was expanded to include all of our salaried employees, except for Messrs. O'Malley, Hantke, Quinn and Watson whose bonus terms are provided in their employment agreements with us. For 2002, bonus awards for participating executive officers will be earned solely on the basis of our achievement of earnings per share results. The earnings per share measure has a threshold, target and maximum performance level and a corresponding payout level. For executive officers participating in the plan, the threshold performance level is earnings per share of $2.50, the target performance level is earnings per share of $5.00 and the maximum performance level is earnings per share of $7.50. The target bonus opportunity for participating executive officers is equal to 75% of annual base pay, with a maximum payout of 125% of annual base pay. For further information regarding Messrs. O'Malley's, Hantke's, Quinn's and Watson's bonus award opportunities, see "--Executive Officer Benefits and Agreements--Employment Agreement with Thomas D. O'Malley, --Employment Agreement with William E. Hantke, --Employment Agreement with Jeffry N. Quinn and --Employment Agreement with Joseph D. Watson".

LONG-TERM PERFORMANCE

         2002 Special Stock Incentive Plan

         In connection with the employment of our new chairman, president, chief executive officer and chief operating officer, Thomas D. O'Malley, Premcor Inc. has established a 2002 Special Stock Incentive Plan for Mr. O'Malley (the "Special Plan").

         Eligibility. Mr. O'Malley shall be eligible for the grant of options to purchase common stock of Premcor Inc. under the Special Plan.

         Shares Reserved for Awards and Shares Outstanding. The number of shares of Premcor Inc.'s common stock that may be issued or delivered under the Special Plan for stock options granted during the term of the Special Plan is 3,400,000 shares. As of March 1, 2002, Premcor Inc. had granted Mr. O'Malley 2,200,000 stock options at an exercise price of $10 per share.

         Administration. Premcor Inc.'s board of directors shall administer the Special Plan, and shall have full and exclusive power to grant waivers of stock option restrictions and to adopt such rules, regulations and guidelines for carrying out the Special Plan and such modifications, amendments, procedures, and the like as are necessary or proper to comply with provisions of the laws and regulations of the jurisdictions in which we operate in order to assure the viability of stock options granted under the Special Plan and to enable Mr. O'Malley regardless of where employed to receive advantages and benefits under the Special Plan and such laws and regulations. In general, Premcor Inc.'s board of directors may delegate their authority to administer the Special Plan to the compensation committee of its board of directors (if any) or such other committee as may be designated by its board of directors to administer the Special Plan; provided, however, that the committee shall satisfy the qualifications set forth in the Special Plan.

         Stock Options. Premcor Inc.'s board of directors shall determine the stock options to be awarded to Mr. O'Malley and shall set forth in the related stock option award certificate the terms, conditions, requirements and limitations applicable to such stock option. No stock option shall be exercisable more than ten years after the date of its grant. Nothing contained in the Special Plan or any stock option award certificate shall confer, and no grant of a stock option shall be construed as conferring, upon Mr. O'Malley any right to continue in our employ or to interfere in any way with our right to terminate Mr. O'Malley's employment at any time or increase or decrease Mr. O'Malley's compensation from the rate in existence at the time of granting of a stock option. No stock option shall confer on Mr. O'Malley any of the rights of a shareholder of Premcor Inc. unless and until shares of Premcor Inc.'s common stock are duly issued or transferred to Mr. O'Malley in accordance with the terms of the stock option.

         The price at which shares of Premcor Inc.'s common stock may be purchased under a stock option shall be determined by Premcor Inc.'s board of directors and evidenced in the stock option award certificate, and shall be paid by Mr. O'Malley in full at the time of the exercise in cash or, following an initial public offering of Premcor Inc.'s common stock and to the extent permitted by the committee, in shares of Premcor Inc.'s common stock having a fair market value equal to the aggregate exercise price under the stock option for the shares of Premcor Inc.'s common stock being purchased, so long as such shares of Premcor Inc.'s common stock have been held by Mr. O'Malley for no less than six months (or such other period as established from time to time by the committee or generally accepted accounting principles).

         Termination of Employment. If Mr. O'Malley's employment is terminated, all stock options and stock option shares held by him shall be governed by, and shall be subject to, the terms and conditions set forth in this plan, in any stock option award certificate and in his employment agreement.

         Nonassignability. Unless otherwise provided by Premcor Inc.'s board of directors, no stock option shall be assignable or transferable, or payable to or exercisable by anyone other than Mr. O'Malley (other than upon death or disability).

         Adjustment and Change in Control. In the event of any change in the outstanding shares of Premcor Inc.'s common stock by reason of any stock dividend or split, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of shares of Premcor Inc.'s common stock or other corporate exchange, or any distribution to shareholders of Premcor Inc.'s common stock other than regular cash dividends, Premcor Inc.'s board of directors will make such equitable substitutions or adjustments, if any, as are necessary as to the number or kind of shares of Premcor Inc.'s common stock or other securities issued or reserved for issuance pursuant to the Special Plan or pursuant to outstanding stock options, the stock option price and/or any other affected terms of such stock options.

         In the event of a change in control (as defined in the Special Plan), Premcor Inc.'s board of directors will take such actions, if any, as it in good faith deems equitable with respect to any stock option (including, without limitation, the acceleration of the stock option, the payment of cash equal to the excess of the per share consideration received by the holders of shares of Premcor Inc.'s common stock in the change in control, in exchange for the cancellation of the stock option and/or the requiring of the issuance of substitute stock options that will substantially preserve the value, rights and benefits of any affected stock options previously granted under the Special
Plan) effective upon the date of the consummation of the change in control.

         Amendment. Premcor Inc.'s board of directors may amend the Special Plan without the consent of shareholders or Mr. O'Malley to the extent necessary to comply with any federal or state law or regulation or the rules of any stock exchange on which the shares of Premcor Inc. common stock may be listed. Premcor Inc.'s board of directors may waive any conditions or rights under, or amend, alter, accelerate, suspend, discontinue or terminate, any stock option theretofore granted and any stock option award certificate relating thereto; provided, however, that, without the consent of Mr. O'Malley, no such amendment, alteration, suspension, discontinuation or termination of any stock option may impair his rights under such stock option.

         Legal Requirements. The Special Plan, the granting and exercising of stock options thereunder and the other obligations under the Special Plan shall be subject to all applicable federal and state laws, rules and regulations. It is Premcor Inc.'s intention that any stock option granted to a person who is subject to Section 16 of the 1934 Act qualifies for exemption under Rule 16b-3.

         2002 Equity Incentive Plan

         Premcor Inc.'s board of directors has adopted the Premcor 2002 Equity Incentive Plan which is designed to permit Premcor Inc. to grant to our key employees, directors and consultants incentive stock options, non-qualified stock options, reload stock options, stock appreciation rights, restricted stock, performance-based awards and other awards based on common stock, in each case in respect of Premcor Inc.'s common stock.

         Administration. Premcor Inc.'s compensation committee administers the 2002 Equity Incentive Plan. The committee determines who will receive awards under the 2002 Equity Incentive Plan, as well as the form of the awards, the number of shares underlying the awards, and the terms and conditions of the awards consistent with the terms of the plan. The committee may delegate its authority under the 2002 Equity Incentive Plan in whole or in part as it determines, including to a subcommittee consisting solely of at least two outside directors within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, as amended.

         Shares Reserved for Awards, Limits on Awards and Shares Outstanding. The total number of shares of Premcor Inc.'s common stock initially available for issuance or delivery under the 2002 Equity Incentive Plan is 1,500,000 shares. As of March 1, 2002, there were 350,000 stock options outstanding at an exercise price of $10 per share.

         The number of shares of Premcor Inc.'s common stock issued or reserved pursuant to the 2002 Equity Incentive Plan and the number of shares issuable pursuant to outstanding awards are subject, at the compensation committee's discretion, to adjustment as a result of stock splits, stock dividends and other dilutive changes in the relevant class of common stock. Common stock covered by awards that terminate, lapse, or are cancelled will again be available for the grant of awards under the 2002 Equity Incentive Plan.

         Stock Options. The 2002 Equity Incentive Plan permits the committee to grant participants incentive stock options, which qualify for special tax treatment in the United States, as well as nonqualified stock options. The committee establishes the duration of each option at the time it is granted, with a maximum ten-year duration for incentive stock options. The committee may establish vesting and performance requirements that must be met prior to the exercise of options.

         Stock option grants may include provisions that permit the option holder to exercise all or part of the holder's vested options, or to satisfy withholding tax liabilities, by tendering shares of common stock already owned by the option holder for at least six months (or another period consistent with the applicable accounting rules) with a fair market value equal to the exercise price. Stock option grants may also include provisions that permit the option holder to exercise all or part of the holder's vested options through an exercise procedure, which requires the delivery of irrevocable instructions to a broker to sell the shares obtained upon exercise of the option and deliver promptly to Premcor Inc. the proceeds of the sale equal to the exercise price of the common stock being purchased.

         Stock Appreciation Rights. The committee may also grant stock appreciation rights, either alone or in tandem with underlying stock options. Stock appreciation rights entitle the holder upon exercise to receive an amount in any combination of cash or shares of Premcor Inc.'s common stock (as determined by the committee) equal in value to the excess of the fair market value of the shares covered by the right over the grant price.

         Other Stock-Based Awards. The 2002 Equity Incentive Plan permits the committee to grant awards that are valued by reference to, or otherwise based on, the fair market value of Premcor Inc.'s common stock. These awards will be in such form and subject to such conditions as the committee may determine, including the satisfaction of performance goals, the completion of periods of service or the occurrence of events.

         Change-in-Control Provisions. The committee may, in the event of a change in control, provide that any outstanding awards that are unexercisable or otherwise unvested will become fully vested and immediately exercisable. In addition, the committee may, in its sole discretion, provide for the termination of an award upon the consummation of the change of control and the payment of a cash amount in exchange for the cancellation of an award, and/or the issuance of substitute awards that will substantially preserve the otherwise applicable terms of any affected award.

         Amendment. Premcor Inc.'s board of directors may amend the 2002 Equity Incentive Plan at any time, provided that no amendment will be made that increases the number of shares available for awards under the Plan (other than any increases made by Premcor Inc.'s board of directors prior to an initial public offering) or diminishes the rights of the holder of any award. Premcor Inc.'s board of directors may amend the plan in such manner as it deems necessary to permit awards to meet the requirements of applicable laws.

         1999 Stock Incentive Plan

         Premcor Inc.'s board of directors has adopted the Premcor 1999 Stock Incentive Plan which is designed to attract and retain executive officers and other selected employees whose skills and talents are important to our company. Under the 1999 Incentive Plan, our executive officers and other employees are eligible to receive awards of options to purchase shares of Premcor Inc.'s common stock.

         The compensation committee of Premcor Inc.'s board of directors administers the 1999 Incentive Plan. Subject to the provisions of the 1999 Incentive Plan, the committee is authorized to determine who may participate in the plan, the number and types of awards made to each participant, and the terms, conditions, requirements, and limitations applicable to each award. Awards may be granted singularly or in combination. Awards may also be made in combination or in tandem with, in replacement of, or as alternatives to, grants or rights under any other employee plan of Premcor Inc., including the plan of any acquired entity. Subject to certain limitations, Premcor Inc.'s board of directors is authorized to amend, modify or terminate the 1999 Incentive Plan to meet any changes in legal requirements or for any other purpose permitted by law.

         Options granted under the 1999 Incentive Plan to executive officers and other employees are either time vesting or performance vesting options. The time vesting options vest in one of the three following manners: (i) 50% at the date of grant and 25% on each January 1 thereafter, (ii) 1/3 on the first, second, and third anniversaries of the date of grant, or (iii) 1/4 on the first, second, third and fourth anniversaries of the date of grant. The performance vesting options fully vest on the seventh anniversary of the date of grant, provided, however, that following a public offering of Premcor Inc.'s common stock or upon a change in control of Premcor Inc., the vesting is accelerated based on the achievement of certain per share prices of the common stock. The accelerated vesting schedule is as follows:

                            AVERAGE CLOSING PRICE                    % OF SHARES WITH RESPECT
                      PER SHARE OF CAPITAL STOCK FOR ANY                  TO WHICH OPTION
               180 CONSECUTIVE DAYS; OR CHANGE IN CONTROL PRICE           IS EXERCISABLE
          -------------------------------------------------------    -------------------------
          Below $12.00...........................................                 0%
          $12.00-$14.99..........................................                10%
          $15.00-$17.99..........................................                20%
          $18.00-$19.99..........................................                30%
          $20.00-$24.99..........................................                50%
          $25.00-$29.99..........................................                75%
          Above $29.99...........................................               100%

         In the event of a change in control of Premcor Inc., Premcor Inc.'s board of directors may, with respect to any option award, take actions that cause the acceleration of the award; the payment of a cash amount in exchange for the cancellation of the award; and/or the issuance of substitute awards that will substantially preserve the value, rights and benefits of any affected awards.

         Options in an aggregate amount of 2,215,250 shares of Premcor Inc.'s common stock are reserved for issuance under the 1999 Incentive Plan. The current aggregate amount of stock underlying option awards is, at the board of directors' discretion, subject to a stock dividend or split, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of stock. As of March 1, 2002, 1,561,250 stock options were outstanding at an exercise price of $9.90 per share and 122,500 stock options were outstanding at an exercise price of $15 per share. All options were granted at an exercise price equal to the fair market value of Premcor Inc.'s common stock as of the date of grant. All options expire no more than ten years after the date of grant.

         In addition, in the event of any termination of employment of a participant, Premcor Inc. has the right, for a certain period of time and under certain conditions following such termination of employment, to purchase all of the participant's exercisable stock options at a price equal to the net stock option value, which is the fair market value of the underlying shares less the exercise price, and any shares of Premcor Inc.'s common stock acquired by the participant pursuant to the participant's exercise of any stock option, generally at a price equal to the fair market value of Premcor Inc.'s common stock, although upon a termination for cause by Premcor Inc., all of the participant's options terminate immediately without payment and Premcor Inc. can purchase all of the participant's shares of common stock at a price per share equal to the lower of its fair market value or the exercise price for a period of 30 days following such termination.

         Phantom Performance Shares

         In 2000, the compensation committee of Premcor Inc.'s board of directors adopted a Long Term Incentive Plan which was designed to provide certain key management employees of our company the opportunity to receive grants of performance units or awards the value of which is measured based on the performance of Premcor Inc.'s common stock. This plan was designed to reward participants for achieving pre-defined operating and financial performance goals over a three-year performance cycle. The first three-year performance cycle under the plan began on January 1, 2001. For such performance period, 180,100 performance units were awarded. Messrs. Eichholz and Kuenzli were the only named executive officers to participate in the plan for that performance cycle.

         Premcor Inc.'s board of directors terminated the Long Term Incentive Plan in February 2002. A pro rata portion of the performance units awarded will be paid out to participants at target levels at the conclusion of the performance cycle.

EXECUTIVE OFFICER BENEFITS AND AGREEMENTS

         Employment Agreement with Thomas D. O'Malley

         Premcor Inc. has entered into an employment agreement with Thomas O'Malley, dated January 30, 2002, and as subsequently amended on March 18, 2002, pursuant to which Mr. O'Malley agreed to serve as the full-time chairman of the board of directors of our company and of Premcor Inc. and as the president, chief executive officer and chief operating officer of our company and of Premcor Inc. The agreement has a term of three years but is subject to automatic one-year extensions thereafter, unless either party gives the other sixty days prior written notice of its intention not to extend the term. The agreement provides for an annual base salary (with increases, if any, to be determined by Premcor Inc.'s board of directors) of $500,000. In addition, the employment agreement provides that Mr. O'Malley will be eligible to earn an annual bonus if net earnings per share to Premcor Inc.'s common shareholders, calculated on a fully diluted basis and according to generally accepted accounting principles, excluding the after-tax impact of any extraordinary or special items that Premcor Inc.'s board of directors determines in good faith are not appropriately includable in such calculation because such items do not accurately reflect Premcor Inc.'s operating performance, is at least equal to $2.50. Upon achievement of such $2.50 earnings per share, the annual bonus for Mr. O'Malley shall equal his base salary (his "base bonus"). Mr. O'Malley shall have an opportunity to earn a larger bonus for increases in such earnings per share over $2.50, subject to a cap of six times his base salary. Mr. O'Malley will be provided with an annual retirement benefit, which, so long as Mr. O'Malley remains employed, shall accrue for up to five years at a rate equal to 6% of his base salary plus annual bonus, and will accrue for up to the five following years at a rate equal to 3% of his base salary plus annual bonus. Mr. O'Malley shall become vested in such retirement benefit on February 1, 2005, so long as he remains employed on such date. The employment agreement also provides that Mr. O'Malley will be granted (i) the opportunity to purchase, pursuant to Rule 701 under the Securities Act, an amount of shares equal to 5% of the total shares of Premcor Inc.'s common stock issued in an initial public offering during the year 2002, up to 750,000 shares of

Premcor Inc.'s common stock, at a price equal to the public offering price per share paid by the initial purchasers in such offering less the underwriting commission per share; (ii) upon execution of the agreement, an initial option to purchase 2,200,000 shares of Premcor Inc.'s common stock at an exercise price equal to $10 per share under the Special Plan; (iii) matching options to purchase the same number of shares of Premcor Inc.'s common stock he purchases pursuant to clause (i) above, at an exercise price equal to the purchase price per share paid for the shares he purchases pursuant to clause (i) above, under the Special Plan; and (iv) annual options to purchase 150,000 shares of Premcor Inc.'s common stock per year at an exercise price equal to fair market value on the date of grant, in each of the years 2003, 2004 and 2005, all under the Special Plan. Pursuant to the employment agreement, if Mr. O'Malley's employment is terminated by Premcor Inc. without cause, by Mr. O'Malley for good reason or upon Premcor Inc.'s election not to extend the employment term, Mr. O'Malley will be entitled to receive (i) any accrued but unpaid base salary and annual bonus, (ii) subject to Mr. O'Malley's continued compliance with non-competition, non-solicitation, no-hire and confidentiality covenants, three times the sum of Mr. O'Malley's base salary plus base bonus, (iii) the accrued retirement benefit, whether or not vested, and (iv) full vesting of any outstanding stock options. Mr. O'Malley is also entitled to have his salary "grossed up", on an after-tax basis, for any excise taxes imposed under the Internal Revenue Code on any "excess parachute payment" that he receives in connection with benefits and payment provided to him in connection with any change in control (as such term is defined under the Internal Revenue Code) of Premcor Inc.

         Employment Agreement with William E. Hantke

         Premcor Inc. has entered into an employment agreement with William E. Hantke, dated February 1, 2002, and as subsequently amended on March 18, 2002, pursuant to which Mr. Hantke agreed to serve as the full-time executive vice president and chief financial officer of our company and of Premcor Inc. The agreement has a term of three years but is subject to automatic one-year extensions thereafter, unless either party gives the other sixty days prior written notice of its intention not to extend the term. The agreement provides for an annual base salary (with increases, if any, to be determined by Premcor Inc.'s board of directors) of $250,000. In addition, the employment agreement provides that Mr. Hantke will be eligible to earn an annual bonus if net earnings per share to Premcor Inc.'s common shareholders, calculated on a fully diluted basis and according to GAAP, excluding the after-tax impact of any extraordinary or special items that Premcor Inc.'s board of directors determines in good faith are not appropriately includable in such calculation because such items do not accurately reflect Premcor Inc.'s operating performance, is at least equal to $2.50. Upon achievement of such $2.50 earnings per share, the annual bonus for Mr. Hantke shall be equal to 50% of his annual base salary (his "base bonus"). Mr. Hantke shall have an opportunity to earn a larger bonus for increases in such earnings per share over $2.50, subject to a cap of two times his base salary. The employment agreement also provides that Mr. Hantke will be granted (i) upon execution of the agreement, an initial option to purchase 100,000 shares of Premcor Inc.'s common stock at an exercise price equal to $10 per share under the 2002 Equity Incentive Plan; (ii) additional options to purchase 25,000 shares of Premcor Inc.'s common stock, at an exercise price equal to the per share offering price of Premcor Inc.'s shares of common stock (less the underwriting commission) in an initial public offering during the year 2002, under the 2002 Equity Incentive Plan; and (iii) annual options to purchase 25,000 shares of Premcor Inc.'s common stock per year at an exercise price equal to fair market value on the date of grant, in each of the years 2003, 2004 and 2005, all under the 2002 Equity Incentive Plan. Pursuant to the employment agreement, if Mr. Hantke's employment is terminated by Premcor Inc. without cause, by Mr. Hantke for good reason or upon Premcor Inc.'s election not to extend the employment term, Mr. Hantke will be entitled to receive (i) any accrued but unpaid base salary and annual bonus attributable to a prior fiscal year and (ii) subject to Mr. Hantke's continued compliance with non-competition, non-solicitation, no-hire and confidentiality covenants, three times the sum of Mr. Hantke's base salary plus base bonus. Mr. Hantke is also entitled to have his salary "grossed up", on an after-tax basis, for any excise taxes imposed under the Internal Revenue Code on any "excess parachute payment" that he receives in connection with benefits and payment provided to him in connection with any change in control (as such term is defined under the Internal Revenue
Code) of Premcor Inc.

         Employment Agreement with Jeffry N. Quinn

         We entered into an employment agreement with Jeffry N. Quinn dated March 1, 2000, pursuant to which Mr. Quinn agreed to serve as our executive vice president--legal, human resources, and public affairs and general counsel. Mr. Quinn has subsequently agreed to serve as our executive vice president, chief administrative officer and general counsel and, effective as of March 1, 2002, has agreed to serve as our executive vice president and general counsel. Both we and Mr. Quinn have agreed that the terms of his employment agreement shall continue to apply to his new position. The agreement has an initial term of three years, provided that if neither Mr. Quinn nor we give 60 days notice of termination prior to the expiration of the initial term or any anniversary date thereafter, the agreement shall automatically extend for successive one-year periods. The agreement provides for an annual base salary of $282,500, a maximum bonus opportunity equal to 150% of his base salary and a target bonus equal to 100% of his base salary. Mr. Quinn also received an option to purchase 120,000 shares of our common stock under the 1999 Stock Incentive Plan. In the event Mr. Quinn's employment is terminated by us without cause, terminated by Mr. Quinn for good reason (defined to include certain reductions in his annual base salary, bonus opportunities or target bonus or substantial diminution of his duties), or terminated at the end of any term because we provided notice of our desire not to renew the agreement, Mr. Quinn shall be entitled to receive an amount, payable over a 24-month period, which is equal to two times the sum of his base salary and target bonus; provided, however, that if such termination occurs after a change in control he shall receive, within 10 days, a single lump sum cash payment equal to three times the sum of his base salary and target bonus. Upon any termination, Mr. Quinn shall also receive job relocation counseling services for up to 18 months and continued participation for up to one year in all life insurance and welfare programs in which he was entitled to participate immediately prior to his termination. Mr. Quinn is also entitled to have his salary "grossed up", on an after-tax basis, for any excise taxes imposed under the Internal Revenue Code on any "excess parachute payment" that he receives in connection with benefits and payments provided to him in connection with any change in control, as such term is defined under the Internal Revenue Code, of our company.

         Employment Agreement with Joseph D. Watson

         Premcor Inc. has entered into an employment agreement with Joseph D. Watson, dated March 1, 2002, pursuant to which Mr. Watson agreed to serve as the full-time senior vice president and chief administrative officer of our company and of Premcor Inc. The agreement has a term of three years but is subject to automatic one-year extensions thereafter, unless either party gives the other 60 days prior written notice of its intention not to extend the term. The agreement provides for an annual base salary (with increases, if any, to be determined by Premcor Inc.'s board of directors) of $200,000. In addition, the employment agreement provides that Mr. Watson will be eligible to earn an annual bonus if net earnings per share to Premcor Inc.'s common shareholders, calculated on a fully diluted basis and according to GAAP, excluding the after-tax impact of any extraordinary or special items that Premcor Inc.'s board of directors determines in good faith are not appropriately includable in such calculation because such items do not accurately reflect Premcor Inc.'s operating performance, is at least equal to $2.50. Upon achievement of such $2.50 earnings per share, the annual bonus for Mr. Watson shall be equal to 50% of his annual base salary (his "base bonus"). Mr. Watson shall have an opportunity to earn a larger bonus for increases in such earnings per share over $2.50, subject to a cap of two times his base salary. The employment agreement also provides that Mr. Watson will be granted (i) upon execution of the agreement, an initial option to purchase 50,000 shares of Premcor Inc.'s common stock at an exercise price equal to $10 per share under the 2002 Equity Incentive Plan; (ii) additional options to purchase 25,000 shares of Premcor Inc.'s common stock, at an exercise price equal to the per share offering price of Premcor Inc.'s shares of common stock (less underwriting commission) in an initial public offering during the year 2002, under the 2002 Equity Incentive Plan; and (iii) annual options to purchase 25,000 shares of Premcor Inc.'s common stock per year at an exercise price equal to fair market value on the date of grant, in each of the years 2003, 2004 and 2005, all under the 2002 Equity Incentive Plan. Pursuant to the employment agreement, if Mr. Watson's employment is terminated by Premcor Inc. without cause, by Mr. Watson for good reason or upon Premcor Inc.'s election not to extend the employment term, Mr. Watson will be entitled to receive (i) any accrued but unpaid base salary and annual bonus attributable to a prior fiscal year and (ii) subject to Mr. Watson's continued compliance with non-competition, non-solicitation, no-hire and confidentiality covenants, three times the sum of Mr. Watson's base salary plus base bonus. Mr. Watson is also entitled to have his salary "grossed up", on an after-tax basis, for any excise taxes imposed under the Internal Revenue Code on any "excess parachute payment" that he receives in connection with benefits and payment provided to him in connection with any change in control (as such term is defined under the Internal Revenue
Code) of Premcor Inc.

         Termination Agreement with William C. Rusnack

         William C. Rusnack served as the chief executive officer, president and chief operating officer of our company and Premcor Inc. from May 29, 1998 to January 31, 2002. On that January date, Mr. Rusnack resigned from all executive officer and board positions with Premcor Inc. and its affiliates (including us). Premcor Inc. has entered into a termination agreement with Mr. Rusnack, pursuant to which Mr. Rusnack has agreed to release Premcor Inc. and its affiliates (including us) from any claims he may have against Premcor Inc. and its affiliates (including us), and Premcor Inc. has agreed to provide certain severance payments and benefits. Upon the termination of his employment, Mr. Rusnack received a lump sum severance payment of $3,375,000. All 600,000 nonqualified stock options to purchase shares of common stock of Premcor Inc. that had been granted to Mr. Rusnack under the 1999 Stock Incentive Plan vested upon his termination. Mr. Rusnack can exercise his vested options until 190 days after the closing date of an initial public offering of Premcor Inc.'s common stock if such offering occurs prior to December 31, 2002, or until December 31, 2002, if such offering does not close by year's end. Mr. Rusnack shall receive job relocation counseling services for up to 18 months and continued participation for up to one year in all life insurance and welfare programs in which he participated immediately prior to his termination. Mr. Rusnack is also entitled to have his salary "grossed up", on an after-tax basis, for excise taxes imposed under the Internal Revenue Code on any "excess parachute payment" as set forth in his original employment agreement. Mr. Rusnack has agreed to certain post-termination confidentiality covenants.

         Termination Agreement with Ezra C. Hunt

         Mr. Hunt served as executive vice president and chief financial officer of our company and Premcor Inc. from February 26, 2001 to January 31, 2002. On that January date, Mr. Hunt resigned from those positions. Premcor Inc. has entered into a termination agreement with Mr. Hunt, pursuant to which Mr. Hunt has agreed to release Premcor Inc. and its affiliates (including us) from any claims he may have against Premcor Inc. and its affiliates (including us), and Premcor Inc. has agreed to provide certain severance payments and benefits. Mr. Hunt will receive $1,500,000 (less the present value of any other termination benefits payable by us) which is equal to two times the sum of his base salary and target bonus; such amount being payable over a 24-month period. Of the 120,000 nonqualified stock options to purchase shares of common stock of Premcor Inc. granted to Mr. Hunt under the 1999 Stock Incentive Plan, 20,000 options vested upon his termination and the remainder were forfeited. Mr. Hunt can exercise his vested options until 190 days after the closing date of an initial public offering of Premcor Inc.'s common stock if such offering occurs prior to December 31, 2002 or until December 31, 2002 if such offering does not close by year's end. Mr. Hunt shall receive job relocation counseling services for up to 18 months and continued participation for up to one year in all life insurance and welfare programs in which he was entitled to participate immediately prior to his termination. Mr. Hunt is also entitled to have his salary "grossed up", on an after-tax basis, for excise taxes imposed under the Internal Revenue Code on any "excess parachute payment" as set forth in his original employment agreement. Mr. Hunt has agreed to certain post-termination confidentiality covenants.

OTHER EMPLOYEE BENEFITS AND AGREEMENTS

         Change-In-Control, Retention and Severance Agreements

         Premcor Inc. has entered into change-in-control, retention and severance agreements with fifteen key employees, including Messrs. Eichholz and Kuenzli. Each agreement has an initial term of three years, provided that if neither Premcor Inc. nor the employee give 12 months notice of termination prior to the expiration of the initial term or any extension thereof, then the agreement shall automatically extend for an additional two-year period. In the event of a change in control of Premcor Inc., each agreement shall remain in effect until at least the second anniversary of the change in control. In the event that, prior to the occurrence of a change in control, an employee's employment is terminated by Premcor Inc. without cause or is terminated by the employee for good reason (defined to include a material diminution of duties or titles, certain reductions in base salary, target incentive opportunity or employee benefits), then we shall pay the employee his or her base salary during the one-year period following such termination, plus a pro-rata portion of the employee's annual target bonus for the year in which the termination occurs. In the event such termination occurs in connection with or after a change in control, the employee will receive a lump sum cash payment within 10 business days of the termination equal to two times the sum of his or her base salary amount and target bonus amount plus a pro-rata portion of his or her annual target bonus for the year in which the termination occurs. If the employee's employment is terminated for the reasons set forth above, the employee will also receive up to two years continued medical and other welfare benefits, as well as up to one year of outplacement services.

         The agreements also provide that upon a change in control of Premcor Inc., all stock options and other equity awards immediately vest and become exercisable (performance-vesting options only vest if the applicable performance goals are satisfied). In addition, the agreements provide that each covered employee is entitled to have his or her salary "grossed up", on an after-tax basis, for any excise taxes imposed under the Internal Revenue Code on any "excess parachute payment" that he or she receives in connection with benefits and payments provided to him or her in connection with any change in control (as such term is defined under the Internal Revenue Code) of our company.

         Pension Plans

         Premcor Inc. has implemented a "cash balance" pension plan for our salaried workforce, including the named executive officers, effective January 1, 2002. Benefits under the plan will vest after five years of continuous service. The plan will recognize existing service with us or our predecessors for purposes of vesting, allowing our employees that already have five or more years of service to be vested immediately.

         On an annual basis each participant's account will be credited with the following:

         o contribution credit equal to seven percent (7%) of pensionable earnings plus seven percent (7%) of pensionable earnings in excess of the Social Security Wage Base; and

         o interest credit equal to the average yield for one-year treasury bonds for the previous October, plus one percent (1%).

         For the purposes of the plan, "pensionable earnings" are defined as regular annual salary, overtime pay, annual incentive payments and contributions to 401(k) plans.

         Premcor Inc. has also adopted a non-qualified restoration plan which restores the benefits lost by any employee, including any executive officer, under the qualified pension plan as a result of Internal Revenue Code imposed limitations on pensionable income.

         As of March 1, 2002, the estimated annual annuities payable at age sixty-five (65) to Messrs. O'Malley, Hantke, Quinn, Eichholz, Kuenzli, and Watson are as follows:
                                                        ESTIMATED ANNUAL
    NAME                            CURRENT AGE           PAYMENTS(1)
    ----                            -----------         ----------------

    Thomas D. O'Malley............      60                   $262,500
    William E. Hantke.............      54                    $68,083
    Jeffry N. Quinn...............      43                   $252,309
    Dennis R. Eichholz............      48                   $123,855
    Donovan J. Kuenzli............      62                    $14,643
    Joseph D. Watson..............      37                   $254,108

    (1) Assumes the executive officer works until age sixty-five (65), annual base compensation remains unchanged from his current salary and that future incentive compensation awards are equal to 75% of the executive's current target or base bonus. The interest rate used for determining the annuity was 7.5%. The interest credit for 2003 and future years was assumed to be 6.5%.

         On February 1, 2002, Premcor Inc. implemented a cash balance pension plan for our represented workforce. Eligible represented employees are regular hourly-paid employees that have attained six months of continuous service with us. Benefits under the plan will vest after five years of continuous service. Past service from the most recent period of continuous employment at the facility will be recognized for participation and vesting. On an annual basis each participant's account is credited with:

         o a contribution credit equal to a percentage of pensionable earnings; and

         o an interest credit equal to the average yield for one-year treasury bonds for the previous October, plus one percent (1%).

For the purposes of the pension plan, pensionable earnings are defined as annual base salary plus overtime and shift differential paid during the plan year. The contribution credit is based on the participant's age and service at year end.

         Premcor Retirement Savings Plan

         Premcor Inc.'s Savings Plan permits our employees to make before-tax and after-tax contributions and provides for employer incentive matching contributions. Executive officers participate in the plan on the same terms as other eligible employees, subject to any legal limits on the amounts that may be contributed or paid to executive officers.

         Effective as of January 1, 2002, Premcor Inc. has also adopted a non-qualified restoration plan which restores the benefits lost by any employee, including any executive officer, under the qualified savings plan as a result of limitations imposed by the Internal Revenue Code on amounts that may be contributed or paid to such employee.

         Under the Savings Plan, each of our employees may become a participant. Participants are permitted to make before-tax contributions to the Savings Plan, effected through payroll deduction, of from 1% to 15% of their compensation. Compensation, for purposes of the Savings Plan, is defined as regular annual salary, overtime pay and shift differential. We make matching contributions equal to 200% of a participant's before-tax contributions for up to 3% of compensation. Additionally, for union represented employees at our Port Arthur and Lima refineries, we make matching contributions equal to 100% of a participant's before-tax contributions between 4% and 6% of compensation. Participants are also permitted to make after-tax contributions through payroll deduction, of from 1% to 5% of compensation, which are not matched by employer contributions. Before-tax contributions and after-tax contributions, in the aggregate, may not exceed the lesser of 15% of compensation or $11,000 in 2002. All employer contributions for non-union employees are fully vested from the onset of the employee's participation in the plan. Subject to certain restrictions, employees may make loans or withdrawals of employee contributions during the term of their employment.

         Other Plans

         We provide, via PRG, medical benefits, life insurance, and other welfare benefits to our employees, including our executive officers.

DIRECTOR COMPENSATION

         Our directors did not receive any compensation for their services as directors during 2001. In 1999, for his past and future services as a director of our company, Premcor Inc., and another affiliate, Mr. Cohen received a one-time grant of 65,656 shares of common stock of Premcor Inc. He also received a one-time grant of an option to purchase 50,505 shares of common stock of Premcor Inc. at an exercise price of $9.90 per share, which was the fair market value on the date of grant. We also provide Mr. Cohen certain health care insurance coverage. All directors are reimbursed for their out-of-pocket expenses. See "--Directors and Executive Officers" for additional information regarding our directors.

     In February 2002, in consideration for Mr. Allen's future services as a director of our company, Premcor Inc., and another affiliate, Premcor Inc. granted him options (with a three-year vesting schedule) to purchase 100,000 shares of its common stock at an exercise price equal to $10 per share. We also granted Mr. Allen (i) the opportunity to purchase pursuant to Rule 701 under the Securities Act an amount of shares equal to the lesser of (x) 50,000 shares of our common stock or (y) that number of shares that may be purchased for $1,200,000, at a price equal to the public offering price per share paid by the initial purchasers in this offering, less the underwriting commission per share;
(ii) matching options (with the three-year vesting schedule) to purchase the same number of shares of our common stock he purchases pursuant to clause (i) above, at an exercise price equal to the purchase price per share paid for the shares he purchases pursuant to clause (i) above. Additionally, we have retained Mr. Allen as a consultant through at least February 15, 2003, to provide any advice and services to us that we may request. In consideration for these services, we will pay Mr. Allen consulting fees equal to $2,000 per day plus reimbursement for reasonable and necessary expenses.

     In February 2002, in consideration for Mr. McClave's future services as a director of our company, Premcor Inc., and another affiliate, Premcor Inc. granted him options (with a three-year vesting schedule) to purchase 100,000 shares of its common stock at an exercise price equal to $10 per share. We also granted Mr. McClave (i) the opportunity to purchase pursuant to Rule 701 under the Securities Act an amount of shares equal to the lesser of (x) 50,000 shares of our common stock or (y) that number of shares that may be purchased for $1,200,000, at a price equal to the public offering price per share paid by the initial purchasers in this offering, less the underwriting commission per share;
(ii) matching options (with the three-year vesting schedule) to purchase the same number of shares of our common stock he purchases pursuant to clause (i) above, at an exercise price equal to the purchase price per share paid for the shares he purchases pursuant to clause (i) above. Additionally, we have retained Mr. McClave as a consultant through at least February 15, 2003, to provide any advice and services to us that we may request. In consideration for these services, we will pay Mr. McClave consulting fees equal to $2,000 per day plus reimbursement for reasonable and necessary expenses.


         Premcor Inc. has adopted a compensation program for its non-employee directors consisting of an annual retainer of $50,000, board of directors and committee meeting fees of $1,000 per meeting, and an annual grant of options (with a one-year vesting schedule) to acquire 2,500 shares of Premcor Inc.'s common stock at the then fair market value. In addition, non-employee board and committee chairpersons receive an additional retainer of $10,000 per year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The following individuals served as members of Premcor Inc.'s compensation committee during 2001: Messrs. Lappin (chairman), Cohen and Friedman. None of the compensation committee members are, or at any time have been, officers or employees of Premcor Inc. or any of its subsidiaries (including us). Messrs. Friedman and Lappin are members of Blackstone Management Associates III L.L.C. See "Certain Relationships and Related Transactions" for additional information regarding the relationship between Premcor Inc. and Blackstone.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         All of our common stock is owned by Premcor Inc. The following table sets forth certain information concerning the beneficial ownership of Premcor Inc.'s common stock, as of March 1, 2002, by persons who beneficially own more than 5% of the outstanding shares of Premcor Inc.'s common stock, each person who is a director of Premcor Inc., each person who is a named executive officer of Premcor Inc., and all directors and executive officers of Premcor Inc. as a group.

                                                                                 NUMBER        PERCENT         PERCENT OF
                                                                TITLE OF           OF             OF          TOTAL VOTING
                      NAME AND ADDRESS                            CLASS          SHARES         CLASS           POWER(1)
----------------------------------------------------------     ----------     -----------     ---------      --------------
Blackstone Management Associates III L.L.C.(2)(5).........       Common        27,817,104         98.2%            80.2%
  345 Park Avenue
  New York, NY 10154
                                                                 Class F
Occidental Petroleum Corporation(3)(5)....................       Common         6,371,010        100.0%            18.4%
  10889 Wilshire Boulevard
  Los Angeles, California 90024
Marshall A. Cohen(4) .....................................       Common           116,161         *                *
Jeffry N. Quinn(4)........................................       Common            30,000         *                *
Dennis R. Eichholz(4) ....................................       Common            20,000         *                *
All directors and executive officers as a group...........       Common           166,161         *                *

--------------------------

*        Less than 1%.

(1) Represents the percentage of total voting power of all shares of common stock beneficially owned by the named stockholder.

(2) Blackstone affiliates currently own 25,387,104 shares of common stock as follows: 20,255,138 shares by Blackstone Capital Partners III Merchant Banking Fund L.P., 3,608,734 shares by Blackstone Offshore Capital Partners III L.P. and 1,523,232 shares by Blackstone Family Investment Partnership III L.P., for each of which Blackstone Management Associates III L.L.C., or BMA, is the general partner having voting and investment power. Messrs. Peter G. Peterson and Stephen A. Schwarzman are the founding members of BMA and as such may be deemed to share beneficial ownership of the shares owned by Blackstone. Each of BMA and Messrs. Peterson and Schwarzman disclaims beneficial ownership of such shares. Through its various affiliates, Blackstone also owns warrants representing the right to purchase 2,430,000 shares of Premcor Inc.

(3) Occidental owns 6,101,000 shares of Class F Common Stock of Premcor Inc. Occidental also owns warrants representing the right to purchase 30,000 shares of a subsidiary of Premcor Inc. Occidental has the right to exchange such shares for 270,000 shares of Class F Common Stock of Premcor Inc.

(4) Includes the following shares which such persons have, or will within 60 days of March 1, 2002 have, the right to acquire upon the exercise of stock options: Mr. Cohen - 50,505; Mr. Quinn - 30,000; and Mr. Eichholz - 20,000. Mr. Cohen's address is Cassels, Brock & Blackwell, Scotia Plaza, Suite 2200, 40 King Street West, Toronto Ontario, M5H-3C2 Canada. The address of each of the named executive officers is Premcor Inc., 8182 Maryland Avenue, St. Louis, Missouri 63105-3721.

(5) David I. Foley, Robert L. Friedman and Richard C. Lappin, all directors of Premcor Inc., are designees of Blackstone Management Associates III L.L.C., which has investment and voting control over the shares held or controlled by Blackstone and as such may be deemed to share beneficial ownership of the shares held or controlled by Blackstone. Stephen I. Chazen, a director of Premcor Inc., is an executive officer of Occidental Petroleum Corporation and to the extent he may be deemed to be a control person of Occidental Petroleum Corporation may be deemed to be a beneficial owner of shares of common stock owned by Occidental Petroleum Corporation. Each of such persons disclaims beneficial ownership of such shares.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Each of the related party transactions described below was negotiated on an arm's length basis. We believe that the terms of each such agreement are as favorable as those we could have obtained from parties not related to us.

OUR RELATIONSHIP WITH BLACKSTONE

         The Blackstone Group L.P. is a private investment firm based in New York, founded in 1985. Its main businesses include private equity investing, merger and acquisition advisory services, restructuring advisory services, real estate investing, mezzanine debt investing and asset management. Blackstone Capital Partners III Merchant Banking Fund L.P. and its affiliates, or Blackstone, acquired its interest in Premcor Inc. in November 1997.

         Under a Monitoring Agreement, dated November 14, 1997, among Premcor USA, The Premcor Refining Group and Blackstone, we have paid a monitoring fee equal to $2 million per annum to an affiliate of Blackstone. In return, Blackstone provided financial advisory services to us, including advice on the structure and timing of our entry into financial arrangements, relationships with key lenders, property dispositions and acquisitions, and other ancillary financial advisory services. Financial advisory services rendered by Blackstone relating to specific acquisitions and divestitures are expressly excluded from the agreement. As of December 30, 2001, we had paid in full all amounts due and payable under this agreement. Over the past three years, we have paid fees to Blackstone totaling approximately $9 million, consisting of $6.0 million in monitoring fees, a $2.4 million fee paid in connection with our purchase of the Lima refinery, and an amount for reimbursed expenses. We have terminated this monitoring agreement with Blackstone, effective as of March 31, 2002. To terminate such agreement, we have agreed to pay Blackstone $500,000 for services provided during 2002 and a $5 million termination fee.

OUR RELATIONSHIP WITH OCCIDENTAL

         Occidental Petroleum Corporation explores for, develops, produces and markets crude oil and natural gas and manufactures and markets a variety of basic chemicals. Occidental acquired its interest in Premcor Inc. in 1995 and, as of March 1, 2002, beneficially owns 18.4% of its common stock. Pursuant to a Share Exchange Agreement dated April 27, 1999, Premcor Inc. succeeded to, and Premcor USA ceased to be a party to, the Second Amended and Restated Stockholders' Agreement dated November 3, 1997, originally between Premcor USA and Occidental C.O.B. Partners. Under an Advisory Agreement, dated November 14, 1997, among Premcor USA, The Premcor Refining Group and Occidental, Occidental provided us with consulting services related to ongoing crude supplier decisions and related purchase and hedging strategies. In return, Occidental received 101,010 shares of Premcor Inc. Class F common stock.

OUR RELATIONSHIP WITH PORT ARTHUR COKER COMPANY

         In January 2001, the operations of a heavy oil upgrade project at our Port Arthur refinery began. The project, construction of which began in 1998, included new coking, hydrocracking, and sulfur removal units and the expansion of the existing crude unit capacity to 250,000 bpd. The heavy oil upgrade project allows the refinery to process primarily lower-cost, heavy sour crude oil. In the third quarter of 1999, we sold a portion of the work in progress and certain other assets to our affiliate, PACC. PACC financed and completed the construction of the coking, hydrocracking, and sulfur removal facilities. We completed the expansion of our crude unit capacity to 250,000 bpd from 232,000 bpd and made certain other improvements to existing facilities. Start-up of the project occurred in stages, with the sulfur removal units and coker unit beginning operations in December 2000 and the hydrocracker unit beginning operations in January 2001. Performance and reliability testing of the project was completed in the third quarter of 2001, and final completion of the project was achieved on December 28, 2001. We entered into certain agreements, via our wholly owned subsidiary The Premcor Refining Group Inc., with PACC associated with the operations between the coking, hydrocracking, and sulfur removal facilities of PACC and our Port Arthur refinery. A summary of the agreements between us is as follows:

         Ancillary Equipment Lease. We lease to PACC 100% of our crude/vacuum and other ancillary units for a 30-year term, and we receive operating fees for all units, which include fees for turnaround and sustaining capital accrual, fuel and fixed operating costs.

         Services and Supply Agreement. We provide to PACC a number of services and supplies needed for operation of their new and leased units. These supplies and services include managing crude oil purchases and deliveries, operating the units that are leased by PACC, managing the processing of the PACC feedstocks, managing routine, preventative and major maintenance on both the PACC and leased units, supervising and training PACC employees, and providing utilities and other support services to PACC. Also under this agreement, we have the right of first refusal, which we may exercise quarterly, to utilize approximately 20% of the processing capability of the PACC new units and the leased units.

         Product Purchase Agreement. We purchase from PACC all final and intermediate products of its new and leased units, which are priced based on formulas included in this agreement that were designed to reflect fair market pricing of these products.

         Ground Lease. We are leasing sites at our Port Arthur refinery to PACC on which their new processing units are located.

         Activity Under These Agreements. As of December 31, 2001, we had an outstanding receivable from PACC of $26.9 million (December 31, 2000 - $28.0 million) and a payable to PACC of $25.1 million (December 31, 2000 - $50.4 million) related to ongoing operations. As of December 31, 2001, we had a note receivable from PACC of $7.7 million (December 31, 2000 - $7.0 million) related to construction management services of which $4.9 million (December 31, 2000 - $4.9 million) was accounted for as a long-term asset and the remainder as a current asset.

         We generated $122.2 million (2000 - $8.4 million) in revenues for the year ended December 31, 2001, related to lease and pipeline tariff fees and to the sale of feedstocks and hydrogen to PACC. We incurred $1,871.3 million (2000
- $99.8 million) in costs of sales for purchases of finished and intermediate refined products and crude oil from PACC for the year ended December 31, 2001. We recorded reimbursements of operating expenses of $20.0 million (2000 - $5.2 million) for services provided to PACC for the year ended December 31, 2001. There were no amounts under these agreements in 1999.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K

1. AND 2. FINANCIAL STATEMENTS

The financial statements and financial statement schedules filed as a part of the Report on Form 10-K are listed in the accompanying index to financial statements.

3. EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION
------                                -----------
3.1 Restated Certificate of Incorporation of Premcor USA Inc. (formerly known as Clark USA, Inc.) ("USA") effective as of December 28, 1994 (Incorporated by reference to Exhibit 3.1 filed with USA's Annual Report on Form 10-K, dated December 31, 2000 (File No. 1-13514)).
3.2 Certificate of Amendment of Certificate of Incorporation of USA effective February 23, 1995 (Incorporated by reference to Exhibit 3.2 filed with USA's Annual Report on Form 10-K, dated December 31, 2000 (File No. 1-13514)).
3.3 Certificate of Amendment of Certificate of Incorporation of USA effective as of November 3, 1995 (Incorporated by reference to Exhibit
         3.3 filed with USA's Annual Report on Form 10-K, dated December 31, 2000 (File No. 1-13514)).
3.4 Certificate of Amendment of Certificate of Incorporation of USA effective as of October 1, 1997 (Incorporated by reference to Exhibit
         3.4 filed with USA's Annual Report on Form 10-K, dated December 31, 2000 (File No. 1-13514)).
3.5 Certificate of Amendment of Certificate of Incorporation of USA effective as of October 1, 1997 (Incorporated by reference to Exhibit
         3.5 filed with USA's Annual Report on Form 10-K, dated December 31, 2000 (File No. 1-13514)).
3.6 Certificate of Amendment of Certificate of Incorporation of USA effective as of October 1, 1997 (Incorporated by reference to Exhibit
         3.6 filed with USA's Annual Report on Form 10-K, dated December 31, 2000 (File No. 1-13514)).
3.7 Certificate of Amendment of Certificate of Incorporation of USA effective as of January 15, 1998 (Incorporated by reference to Exhibit
         3.7 filed with USA's Annual Report on Form 10-K, dated December 31, 2000 (File No. 1-13514)).
3.8 Certificate of Amendment of Certificate of Incorporation of USA effective as of December 28, 1999 (Incorporated by reference to Exhibit
         3.8 filed with USA's Annual Report on Form 10-K, dated December 31, 2000 (File No. 1-13514)).
3.9 Certificate of Amendment of Certificate of Incorporation of USA effective as of May 10, 2000 (Incorporated by reference to Exhibit 3.9 filed with USA's Annual Report on Form 10-K, dated December 31, 2000 (File No. 1-13514)).
3.10 By-laws of USA (Incorporated by reference to Exhibit 3.2 filed with USA Current Report on Form 8-K, dated February 27, 1995 (Registration No. 33-59144)).
3.11 Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 11 1/2% Senior Cumulative Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions thereof (Incorporated by reference to Exhibit 4.1 filed with USA Registration Statement on Form S-4 (Registration No. 333-42457)).
3.12 Certificate of Amendment, dated July 31, 1998, to Certificate of Designation of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 11 1/2% Senior Cumulative Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions thereof (Incorporated by reference to Exhibit 3.8 filed with the USA Form 10-K, dated December 31, 1998 (Commission File No. 1-13514)).
4.1 Indenture, dated as of October 1, 1997, between Premcor USA Inc. (formerly known as Clark USA, Inc.) and Bankers Trust Company, as Trustee, including form of 11 1/2% Subordinated Exchange Debentures due 2009 (Incorporated by reference to Exhibit 4.2 filed with USA Registration Statement on Form S-4 (Registration No. 333-42457)).
4.2 Supplemental Indenture, dated as of August 10, 1998, to Indenture, dated as of October 1, 1997, between USA and Bankers Trust Company, as Trustee (Incorporated by reference to Exhibit 4.4 filed with USA Form 10-K, dated December 31, 1998 (Commission File No. 1-13514)).

4.3 Indenture, dated as of December 1, 1995, between USA and The Chase Manhattan Bank, N.A., as Trustee, including the form of 10 7/8% Series B, Senior Notes due December 1, 2005 (Incorporated by reference to
         Exhibit 4.1 filed with USA Form 8-K, dated December 1, 1995 (File No. 33-59144)).
4.4 Supplemental Indenture, dated as of August 10, 1998, to Indenture, dated as of December 1, 1995, between USA and The Chase Manhattan Bank, N.A., as Trustee (Incorporated by reference to Exhibit 4.6 filed with the USA Inc. Form 10-K, dated December 31, 1998 (Commission file No. 1-13514)).
10.1 Amended and Restated Credit Agreement, dated as of August 23, 2001, among The Premcor Refining Group Inc. (formerly known as Clark Refining & Marketing, Inc.) ("PRG"), Deutsche Banc Alex. Brown Inc., as lead arranger, Bankers Trust Company, as Administrative Agent and Collateral Agent, TD Securities (USA) Inc., as Syndication Agent, Fleet National Bank, as Documentation Agent, and the other financial institutions party thereto (Incorporated by reference to Exhibit 10.1 filed with Premcor Inc.'s Registration Statement on Form S-1 (Registration No. 33-70314)).
10.2 Letter of Credit Reimbursement Agreement, dated as of September 28, 2000, between PRG and Bankers Trust Company, as Issuing Bank (Incorporated by reference to Exhibit 10.0 filed with PRG's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-11392)).
10.3 First Amended and Restated Credit Agreement, dated as of August 10, 1998, among PRG, as Borrower, Goldman Sachs Credit Partners L.P., as Arranger, Syndication Agent and Administrative Agent, and State Street Bank & Trust Company of Missouri, N.A., as Paying Agent (Incorporated by reference to Exhibit 10.15 filed with PRG's Registration Statement on Form S-4 (Registration No. 333-64387)).
10.4 Asset Contribution and Recapitalization Agreement, dated as of May 8, 1999, by and among USA, PRG, Clark Retail Enterprises, Inc. and CM Acquisition, Inc. (Incorporated by reference to Exhibit 10.0 filed with the PRG Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 1-11392)).
10.5 Amendment to Asset Contribution and Recapitalization Agreement, dated as of July 8, 1999, by and among USA, PRG, Clark Retail Enterprises, Inc. and CM Acquisition, Inc. (Incorporated by reference to Exhibit
         10.16 filed with the PRG Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-11392)).
10.6 Services and Supply Agreement between PRG and Port Arthur Coker Company L.P. dated August 19, 1999 (Incorporated by reference to Exhibit 10.32 filed with the PRG Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-11392)).
10.7 Product Purchase Agreement between PRG and Port Arthur Coker Company L.P. dated August 19, 1999 (Incorporated by reference to Exhibit 10.33 filed with the PRG Annual Report on form 10-K for the year ended December 31, 1999 (File No. 1-11392)).
10.8 Premcor Inc. (f/k/a Clark Refining Holdings Inc.) 1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.20 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-11392)).
10.9 PRG Savings Plan, as amended and restated effective as of October 1, 1989 (Incorporated by reference to Exhibit 10.6 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 1989 (Commission File No. 1-11392)).
10.10 Amendment to PRG Savings Plan, dated July 6, 1999 (Incorporated by reference to Exhibit 10.22 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-11392)).
10.11 Amendment to PRG Savings Plan dated December 30, 1999 (Incorporated by reference to Exhibit 10.23 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-11392)).
10.12    Premcor Inc. Long Term Incentive Plan (Incorporated by reference to
         Exhibit 10.8 filed with the PRG Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-11392)).
10.13 Employment Agreement, dated as of January 30, 2002, of Thomas D. O'Malley (Incorporated by reference to Exhibit 10.13 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11392)).
10.14 First Amendment to Employment Agreement, dated February 15, 2002, of Thomas D. O'Malley (Incorporated by reference to Exhibit 10.14 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11392)).
10.15 Employment Agreement, dated as of March 1, 2000, of Jeffry N. Quinn (Incorporated by reference to Exhibit 10.25 filed with the PRG's Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 1-11392).
10.16 Employment Agreement, dated as of February 1, 2002, of William E. Hantke (Incorporated by reference to Exhibit 10.16 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11392)).

10.17 First Amendment to Employment Agreement, dated as of March 18, 2002, of William E. Hantke (Incorporated by reference to Exhibit 10.17 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11392)).

10.18 Employment Agreement, dated as of March 1, 2002, of Joseph D. Watson (Incorporated by reference to Exhibit 10.18 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11392)).
10.19    Premcor Inc. 2002 Equity Incentive Plan (Incorporated by reference to
         Exhibit 10.19 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11392)).
10.20 Premcor Inc. 2002 Special Stock Incentive Plan (Incorporated by reference to Exhibit 10.20 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11392)).
10.21 Letter Agreement, dated as of February 1, 2002, between Premcor Inc. and Wilkes McClave III (Incorporated by reference to Exhibit 10.21 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11392)).
10.22 Letter Agreement, dated as of February 1, 2002, between Premcor Inc. and Jefferson F. Allen (Incorporated by reference to Exhibit 10.22 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11392)).
10.23 Form of Change-In-Control, Severance and Retention Agreement between Premcor Inc. and sixteen of its officers and other key employees (other than its executive officers) (Incorporated by reference to Exhibit
         10.12 filed with the PRG Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 1-11392)).
10.24 Terminal Services Agreement, dated as of January 14, 2000, between Millennium Terminal Company, L.P. and PRG (Incorporated by reference to
         Exhibit 10.26 filed with Premcor Inc.'s Registration Statement on Form S-1 (Registration No. 333-70314)).
10.25 Product Supply Agreement, dated August 1, 1999, by and between Air Products and Chemicals, Inc. and PRG (Incorporated by reference to
         Exhibit 10.27 filed with Premcor Inc.'s Registration Statement on Form S-1 (Registration No. 333-70314)).
10.26 Amendment No. 1 to Product Supply Agreement, dated March 1, 2000, by and between Air Products and Chemicals, Inc. and PRG (Incorporated by reference to Exhibit 10.28 filed with Premcor Inc.'s Registration Statement on Form S-1 (Registration No. 333-70314)).
10.27 Amendment No. 2 to Product Supply Agreement, dated June 1, 2001, by and between Air Products and Chemicals, Inc. and PRG (Incorporated by reference to Exhibit 10.29 filed with Premcor Inc.'s Registration Statement on Form S-1 (Registration No. 333-70314)).
10.28 Crude Oil Purchase Agreement, dated March 8, 1999, between Koch Petroleum Group L.P. and PRG (Incorporated by reference to Exhibit
         10.30 filed with Premcor Inc.'s Registration Statement on Form S-1 (Registration No. 333-70314)).
10.29 Supply and Terminalling Agreement, dated November 8, 1999, by and among PRG, Equiva Trading Company, Equilon Enterprises LLC and Motiva Enterprises LLC. (Incorporated by reference to Exhibit 10.31 filed with Premcor Inc.'s Registration Statement on Form S-1 (Registration No. 333-70314)).
10.30 Indenture between PRG and NationsBank of Virginia, N.A. including the form of 9 1/2% Senior Notes due 2004 (Incorporated by reference to
         Exhibit 4.1 filed with Clark Oil & Refining Corporation Registration Statement on Form S-1 (File No. 33-50748)).
10.31 Supplemental Indenture between PRG and NationsBank of Virginia, N.A., dated February 17, 1995 (Incorporated by reference to Exhibit 4.6 filed with USA Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 33-59144)).
10.32 Indenture between PRG and Bankers Trust Company, dated as of November 21, 1997 including the form of 8 3/8% Senior Notes due 2007 (Incorporated by reference to Exhibit 4.5 filed by PRG, Registration Statement on Form S-4 (File No. 333-42431)).
10.33 Indenture between PRG and Marine Midland Bank, dated as of November 21, 1997 including the form of 8 7/8% Senior Subordinated Notes due 2007 (Incorporated by reference to Exhibit 4.6 filed by PRG, Registration Statement on Form S-4 (File No. 333-42431)).
21 Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21 filed with Premcor Inc.'s Registration Statement on Form S-1 (Registration No. 333-70314)).
24       Power of Attorney (filed herewith).

 (B)  REPORTS ON FORM 8-K

         We filed the following reports on Form 8-K during the period covered by this report and up to and including the date of filing of this report:

         (1) a report dated January 17, 2001 (announcing that Premcor Inc. would permanently close its Blue Island, Illinois refinery at the end of January 2001);

         (2) a report dated April 10, 2001 (announcing Premcor Inc., which indirectly owns all the outstanding common stock of the Company, had retained CS First Boston and The Blackstone Group as financial advisers);

         (3) a report dated February 5, 2002 (announcing that Premcor Inc. had appointed Thomas D. O'Malley Chairman, Chief Executive Officer and President of Premcor);

         (4) a report dated February 12, 2002 (announcing that Premcor Inc. had announced its fourth quarter and full year results); and

         (5) a report dated February 28, 2002 (announcing Premcor Inc.'s decision to discontinue refining operations at its Hartford, Illinois refinery in October 2002).

                        PREMCOR USA INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                          PAGE
                                                                                                          ----
Annual Financial Statements

  Independent Auditors' Report......................................................................       F-2

  Consolidated Balance Sheets as of December 31, 2000 and 2001......................................       F-3

  Consolidated Statements of Operations for the Years Ended December 31, 1999, 2000, and 2001.......       F-4

  Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 2000, and 2001.......       F-5

  Consolidated Statements of Stockholder's Equity for the Years Ended December 31, 1999,
    2000, and 2001..................................................................................       F-6

  Notes To Consolidated Financial Statements........................................................       F-7

Financial Statement Schedules

  Independent Auditors' Report .....................................................................       F-29

  Schedule I - Condensed Information of the Registrant..............................................       F-30

  Schedule II - Valuation and Qualifying Accounts...................................................       F-34

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Premcor USA Inc.:

         We have audited the accompanying consolidated balance sheets of Premcor USA Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.





DELOITTE & TOUCHE LLP



St. Louis, Missouri
February 11, 2002
March 5, 2002 as to Note 15 and 19

                        PREMCOR USA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (DOLLARS IN MILLIONS EXCEPT SHARE DATA)

                                                                                                DECEMBER 31,
                                                                                     ------------------------------------
                                                                                          2000                2001
                                                                                     ----------------   -----------------
                                            ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......................................................    $  253.7           $  285.2
     Short-term investments..........................................................         1.7                1.7
     Accounts receivable, net of allowance of $1.3 and $1.3..........................       250.5              148.3
     Receivable from affiliates......................................................        36.9               70.2
     Inventories.....................................................................       334.7              278.2
     Prepaid expenses and other......................................................        34.2               31.2
                                                                                         --------           --------
          Total current assets.......................................................       911.7              814.8

PROPERTY, PLANT, AND EQUIPMENT, NET..................................................       707.5              667.2
OTHER ASSETS                                                                                136.9              152.0
NOTE RECEIVABLE FROM AFFILIATE.......................................................         4.9                4.9
                                                                                         --------           --------
                                                                                        $ 1,761.0          $ 1,638.9
                                                                                        =========          =========


                        LIABILITIES AND STOCKHOLDER'S EQUITY


CURRENT LIABILITIES:
     Accounts payable................................................................    $  418.4          $  284.1
     Payable to affiliates...........................................................        66.8              42.0
     Accrued expenses and other......................................................        67.6              80.7
     Accrued taxes other than income.................................................        37.1              30.8
                                                                                         --------          --------
          Total current liabilities..................................................       589.9             437.6

LONG-TERM DEBT.......................................................................       971.9             928.4
OTHER LONG-TERM LIABILITIES..........................................................        65.6             109.1
COMMITMENTS AND CONTINGENCIES........................................................        --                --

EXCHANGEABLE PREFERRED STOCK OF SUBSIDIARY
   ($0.01 par value per share; 250,000 shares authorized; 88,110 shares issued
   and outstanding in 2000 and 92,284 shares issued and outstanding in 2001).........        90.6              94.8

COMMON STOCKHOLDER'S EQUITY:
     Common stock ($0.01 par value per share; 1,000 shares authorized;
        100 shares issued and outstanding)...........................................        --                --
     Paid-in capital.................................................................       206.4             206.4
     Retained deficit ...............................................................      (163.4)           (137.4)
                                                                                         ---------         ---------
          Total common stockholder's equity..........................................        43.0              69.0
                                                                                         --------          --------
                                                                                        $ 1,761.0         $ 1,638.9
                                                                                        =========         =========





        The accompanying notes are an integral part of these statements.

                        PREMCOR USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------------
                                                                            1999            2000            2001
                                                                       --------------- ---------------  --------------
NET SALES AND OPERATING REVENUES......................................   $  4,520.5       $ 7,311.8        $6,532.8

EXPENSES:
     Cost of sales....................................................      4,099.8         6,584.9         5,758.1
     Operating expenses...............................................        402.8           460.3           359.7
     General and administrative expenses..............................         48.4            51.8            59.0
     Depreciation.....................................................         36.1            37.1            32.7
     Amortization.....................................................         27.0            34.7            38.7
     Inventory recovery from market write-down........................       (105.8)            --            --
     Refinery restructuring and other charges.........................         --               --            176.2
                                                                         ----------       ---------        --------
                                                                            4,508.3         7,168.8         6,424.4
                                                                         ----------       ---------        --------

OPERATING INCOME......................................................         12.2           143.0           108.4

     Interest and finance expense.....................................        (91.0)          (95.6)          (92.5)
     Interest income..................................................         10.3            16.6            13.3
                                                                         ----------       ---------        --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES AND EXTRAORDINARY ITEM.........................        (68.5)           64.0            29.2

     Income tax benefit...............................................         12.0            21.7            19.6
                                                                         ----------       ---------        --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE EXTRAORDINARY ITEM..........................................        (56.5)           85.7            48.8

     Discontinued Operations:
       Loss from operations, net of income tax benefit (1999 - $2.7;           (4.3)            --            (18.0)
         2001 - $11.5) ...............................................
       Gain on disposal of discontinued operations, net of income tax
       provision of $23.7                                                      36.9             --             --
                                                                         ----------       ---------        --------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM...............................        (23.9)           85.7            30.8

     Gain on repurchase of long-term debt,
        net of income tax provision of $3.1...........................         --               --              5.6
                                                                         ----------       ---------        --------

NET INCOME (LOSS) ....................................................        (23.9)           85.7            36.4

     Preferred stock dividends........................................         (8.6)           (9.6)          (10.4)
                                                                         ----------       ---------        --------

NET INCOME (LOSS) AVAILABLE TO COMMON
     STOCKHOLDER .....................................................   $    (32.5)      $    76.1        $   26.0
                                                                         ==========       ==========       ========






        The accompanying notes are an integral part of these statements.

                        PREMCOR USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)

                                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                                                 ------------------------------------------
                                                                                      1999          2000         2001
                                                                                 ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...........................................................    $ (23.9)       $ 85.7      $  36.4
     Discontinued operations.....................................................        4.3           --          18.0
     Extraordinary item .........................................................         --           --          (5.6)

     Adjustments:
        Depreciation.............................................................       36.1          37.1         32.7
        Amortization.............................................................       34.1          42.8         47.2
        Affiliate note receivable................................................         --          (4.9)          --
        Deferred income taxes....................................................        8.2         (24.6)         8.7
        Gain on sale of retail division..........................................      (36.9)           --           --
        Inventory recovery  from market write-down ..............................     (105.8)           --           --
        Refinery restructuring and other charges.................................         --            --        118.5
        Other, net ..............................................................       17.9          (1.3)         0.2
     Cash provided by (reinvested in) working capital:
        Accounts receivable, prepaid expenses and other..........................      (65.2)        (50.3)       105.2
        Inventories..............................................................      122.6         (82.5)        56.5
        Accounts payable, accrued expenses, taxes other than income
          and other..............................................................       90.7          85.8       (128.5)
        Affiliate receivables and payables.......................................        3.5          28.5        (58.1)
                                                                                     -------       -------      -------
          Net cash provided by operating activities of continuing operations....        85.6         116.3        231.2
          Net cash used in operating activities of discontinued operations.......      (25.2)           --         (8.4)
                                                                                     -------        ------      -------
          Net cash provided by operating activities..............................       60.4         116.3        222.8
                                                                                     -------       -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Expenditures for property, plant, and equipment.............................     (214.7)       (128.3)       (82.4)
     Expenditures for turnaround.................................................      (77.9)        (31.5)       (49.2)
     Cash and cash equivalents restricted for investment in capital additions....         --            --         (9.9)
     Proceeds from disposal of assets............................................      248.5           0.5          0.7
     Proceeds from transfer of assets to Port Arthur Coker Company L.P...........      157.1            --           --
     Purchases of short-term investments.........................................       (3.2)         (1.7)        (1.7)
     Sales and maturities of short-term investments..............................        2.9           1.5          1.7
     Discontinued operations.....................................................       (1.8)           --           --
                                                                                     -------       -------      -------
             Net cash provided by (used in) investing activities.................      110.9        (159.5)      (140.8)
                                                                                     -------       -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt....................................         --            --         10.0
     Repurchase of long-term debt................................................         --            --        (48.5)
     Repurchase of common stock..................................................       (3.5)           --           --
     Proceeds from issuance of common stock......................................        0.6            --           --
     Capital lease payments......................................................       (3.3)         (7.3)        (1.5)
     Deferred financing costs....................................................       (7.0)         (2.0)       (10.2)
     Preferred stock dividend ...................................................         --            --         (0.3)
                                                                                     -------       -------      -------
             Net cash used in financing activities...............................      (13.2)         (9.3)       (50.5)
                                                                                     -------       -------      -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................      158.1         (52.5)        31.5
CASH AND CASH EQUIVALENTS, beginning of period...................................      148.1         306.2        253.7
                                                                                     -------       -------      -------
CASH AND CASH EQUIVALENTS, end of period.........................................    $ 306.2       $ 253.7      $ 285.2
                                                                                     =======       =======      =======


         The accompanying notes are an integral part of these statements.

                        PREMCOR USA INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                              (DOLLARS IN MILLIONS)

                                            COMMON STOCK                  CLASS F COMMON
                                   -----------------------------   --------------------------
                                                                                                   ADDITIONAL          RETAINED
                                                         PAR                            PAR         PAID-IN            EARNINGS
                                      SHARES            VALUE          SHARES          VALUE        CAPITAL            (DEFICIT)
                                   --------------     ----------   -------------    ----------   ---------------    ----------------
BALANCE, December 31, 1998          13,767,829          $   0.1       6,101,010       $   0.1      $  209.0             $ (207.0)
    Net loss....................           --               --            --              --            --                 (32.5)
    Stock issuance..............        65,656                            --              --           (2.8)                --
    Conversion of common stock     (13,833,385)            (0.1)     (6,101,010)         (0.1)          0.2                 --
                                   --------------     ----------   -------------    ----------   ---------------    ----------------

BALANCE, December 31, 1999                 100              --            --              --          206.4               (239.5)
    Net income .................           --               --            --              --            --                  76.1
                                   --------------     ----------   -------------    ----------   ---------------    ----------------

BALANCE, December 31, 2000                 100              --            --              --          206.4               (163.4)
    Net income .................           --               --            --              --            --                  26.0
                                   --------------     ----------   -------------    ----------   ---------------    ----------------

BALANCE, December 31, 2001                 100          $   --            --          $   --       $  206.4             $ (137.4)
                                   ==============     ==========   =============    ==========   ===============    ================
























        The accompanying notes are an integral part of these statements.

                        PREMCOR USA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
               (Tabular dollar amounts in millions of US dollars)

1.       NATURE OF BUSINESS

         Premcor USA Inc., a Delaware corporation ("Premcor USA" or the "Company") is a wholly-owned subsidiary of Premcor Inc. ( "Premcor Inc.") and owns all of the outstanding capital stock of The Premcor Refining Group Inc. ("Premcor Refining Group") and The Premcor Pipeline Co. ("Premcor Pipeline"). Premcor Inc.'s common equity is primarily held by Blackstone Capital Partners III Merchant Banking Fund L.P. and its affiliates ("Blackstone") and Occidental Petroleum Corporation ("Occidental"). The Company's principal operations include the refining of crude oil into gasoline, diesel fuel, jet fuel and other petroleum products.

         The Company comprises one of the largest independent petroleum refiners and suppliers of unbranded transportation fuels, heating oils, petrochemical feedstocks, petroleum coke and other petroleum products in the United States. The Company owns and operates three refineries with a combined crude oil throughput capacity of 490,000 barrels per day ("bpd"). The refineries are located in Port Arthur, Texas; Lima, Ohio; and Hartford, Illinois. In December 2000, start-up operations of a heavy oil upgrade project began at the Port Arthur refinery. This project was completed in conjunction with the construction of a heavy oil processing facility by an affiliate, Port Arthur Coker Company L.P. ("Port Arthur Coker Company"). Sabine River Holding Corp. ("Sabine River") owns 100% of Port Arthur Coker Company through its 1% general partnership interest and its 100% ownership of Port Arthur Coker Company's 99% limited partner, Neches River Holding Corp ("Neches River"). Premcor Inc. owns 90% of Sabine River's outstanding common stock and Occidental owns the remaining 10%.

         All of the operations of the Company are in the United States. These operations are related to the refining of crude oil and other petroleum feedstocks into finished petroleum products and are all considered part of one business segment. The Company's earnings and cash flows from operations are primarily dependent upon processing crude oil and selling quantities of refined petroleum products at margins sufficient to cover operating expenses. Crude oil and refined petroleum products are commodities, and factors largely out of the Company's control can cause prices to vary, in a wide range, over a short period of time. This potential margin volatility can have a material effect on financial position, current period earnings, and cash flows.

         The Company sold petroleum products and convenience store items in retail stores in the central United States until July 8, 1999, when the Company sold its retail marketing operations including the Clark trade name to Clark Retail Enterprises ("CRE"). Accordingly, the retail marketing operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows. The Company changed its name effective May 10, 2000 pursuant to the terms of the above mentioned sale.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Premcor USA Inc. and its wholly owned subsidiaries, principally Premcor Refining Group and The Premcor Pipeline Co., both Delaware Corporations. The Company consolidates the assets, liabilities, and results of operations of subsidiaries in which the Company has a controlling interest. Investments in companies in which the Company owns 20 percent to 50 percent voting control are accounted for by the equity method, and investments in companies in which the Company owns less than 20 percent voting control are accounted for by the cost method. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from estimated amounts.

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

Supply and Marketing Activities

         The Company engages in the buying and selling of crude oil to supply its refineries. Purchases of crude oil are recorded in "cost of sales". Sales of crude oil where the Company bears risk on market price, timing, and other non-controllable factors are recorded in "net sales and operating revenue"; otherwise, the sales of crude oil are recorded against "cost of sales". The Company also engages in the buying and selling of refined products to facilitate the marketing of its refined products. The results of this activity are recorded in cost of sales and sales.

         Refined product exchange transactions that do not involve the payment or receipt of cash are not accounted for as purchases or sales. Any resulting volumetric exchange balances are accounted for as inventory in accordance with the Company's last-in, first-out ("LIFO") inventory method. Exchanges that are settled through payment or receipt of cash are accounted for as purchases or sales.

Excise Taxes

         The Company collects excise taxes on sales of gasoline and other motor fuels. Excise taxes of approximately $451.0 million, $471.1 million, and $386.0 million were collected from customers and paid to various governmental entities in 2001, 2000, and 1999, respectively. Excise taxes are not included in sales or cost of sales.

Inventories

         Inventories for the Company are stated at the lower of cost or market. Cost is determined under the LIFO method for hydrocarbon inventories including crude oil, refined products, and blendstocks. The cost of warehouse stock and other inventories is determined under the first-in, first-out ("FIFO") method. Any reserve for inventory cost in excess of market value is reversed if physical inventories turn and prices recover above cost.

Hedging Activity

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedge Activities, as amended, effective January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on the Company's financial position or results of operations because the Company has historically marked to market all financial instruments used in the implementation of the Company's hedging strategies. The Company considers all futures and options contracts to be part of its risk management strategy. Unrealized gains and losses on open contracts are recognized in current cost of sales unless the contract can be identified as a price risk hedge of specific inventory positions or open commitments, in which case hedge accounting is applied under the provisions of SFAS No. 133.

Property, Plant, and Equipment

         Property, plant, and equipment additions are recorded at cost. Depreciation of property, plant, and equipment is computed using the straight-line method over the estimated useful lives of the assets or group of assets, beginning for all Company-constructed assets in the month following the date in which the asset first achieves its design performance. The Company capitalizes the interest cost associated with major construction projects based on the effective interest rate on aggregate borrowings.

         Expenditures for maintenance and repairs are expensed as incurred. Expenditures for major replacements and additions are capitalized. Upon disposal of assets depreciated on an individual basis the gains and losses are reflected in current operating income. Upon disposal of assets depreciated on a group basis, unless unusual in nature or amount, residual cost less salvage is charged against accumulated depreciation.

         The Company reviews long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the undiscounted future cash flows of an asset to be held and used in operations is less than the carrying value, the Company would recognize a loss for the difference between the carrying value and fair market value.

Deferred Turnaround

         A turnaround is a periodically required standard procedure for maintenance of a refinery that involves the shutdown and inspection of major processing units which occurs approximately every three to five years. Turnaround costs include actual direct and contract labor, and material costs incurred for the overhaul, inspection, and replacement of major components of refinery processing and support units performed during turnaround. Turnaround costs, which are included in the Company's balance sheet in "Other Assets," are currently amortized on a straight-line basis over the period until the next scheduled turnaround, beginning the month following completion. The amortization of the turnaround costs is presented as "Amortization" in the consolidated statements of operations.

         The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") has issued an exposure draft of a proposed statement of position ("SOP") entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. If adopted as proposed, this SOP will require companies to expense as incurred turnaround costs, which it terms as "the non-capital portion of major maintenance costs." Adoption of the proposed SOP would require that any existing unamortized turnaround costs be expensed immediately. If this proposed change were in effect at December 31, 2001, the Company would have been required to write-off unamortized turnaround costs of approximately $98 million. Unamortized turnaround costs will change in 2002 as maintenance turnarounds are performed and past maintenance turnarounds are amortized. If adopted in its present form, charges related to this proposed change would be taken in the first quarter of 2003 and would be reported as a cumulative effect of an accounting change, net of tax, in the consolidated statements of operations.

Environmental Costs

         Environmental liabilities and reimbursements for underground storage remediation are recorded on an undiscounted basis when environmental assessments and/or remedial efforts are probable and can be reasonably estimated. Environmental expenditures that relate to current or future revenues are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations and that do not contribute to current or future revenue generation are expensed. Subsequent adjustments to estimates, to the extent required, may be made as more refined information becomes available.

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

Stock Based Compensation Plan

         The Company accounts for stock-based compensation issued to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB Opinion No. 25") which generally requires recognizing compensation cost based upon the intrinsic value at the grant date of the equity instrument awarded. The Financial Accounting Standards Board ("FASB") issued SFAS No. 123, Accounting for Stock-Based Compensation, which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments based on the fair value of those instruments, but alternatively allows companies to disclose such impact in their footnotes. The Company has elected to adopt the footnote disclosure method of SFAS No. 123.

New Accounting Standards

         In June 2001, the FASB issued SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Other Intangible Assets. SFAS No. 141, effective on issuance, requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and addresses the initial recording of intangible assets separate from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. Intangible assets with finite lives will continue to be amortized. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The implementation of SFAS No. 141 and SFAS No. 142 are not expected to have a material impact on our financial position and results of operations.

         In July 2001, the FASB approved SFAS No. 143 Accounting for Assets Retirement Obligations. SFAS No. 143 addresses when a liability should be recorded for asset retirement obligations and how to measure this liability. The initial recording of a liability for an asset retirement obligation will require the recording of a corresponding asset which will be required to be amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The implementation of SFAS No. 143 is not expected to have a material impact on the Company's financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The implementation of SFAS No. 144 is not expected to have a material impact on the Company's financial position or results of operations.

Reclassifications

         Certain reclassifications have been made to prior years' financial statements to conform to classifications used in the current year.

3.       REFINERY RESTRUCTURING AND OTHER CHARGES

         Refinery restructuring and other charges consisted of a $167.2 million charge related to the January 2001 closure of the Company's Blue Island, Illinois refinery and a $9.0 million charge related to the write-off of idled coker units at the Port Arthur refinery.

Blue Island Closure

         In January 2001, the Company ceased operations at the Blue Island refinery due to economic factors and a decision that the capital expenditures necessary to produce low sulfur transportation fuels required by recently adopted Environmental Protection Agency regulations could not produce acceptable returns on investment. This closure resulted in a pretax charge of $167.2 million in 2001. The Company continues to utilize its petroleum products storage facility at the refinery site to supply selected products to the Chicago and other Midwest markets from the Company's operating refineries. Since the Blue Island refinery operation had been only marginally profitable in recent years and since we will continue to operate a petroleum products storage and distribution business from the Blue Island site, our reduced refining capacity resulting from the closure is not expected to have a significant negative impact on net income or cash flow from operations. The only significant effect on net income and cash flow will result from the actual shutdown process and subsequent environmental site remediation as discussed below. Unless there is a need to adjust the closure reserve in the future, there should be no significant effect on net income beyond 2001.

         Management adopted an exit plan that detailed the shutdown of the process units at the refinery and the subsequent environmental remediation of the site. The shutdown of the process units was completed during the first quarter of 2001. The Company is currently in discussions with federal, state, and local governmental agencies concerning an investigation of the site and a remediation program that would allow for redevelopment of the site for other manufacturing uses at the earliest possible time. Until the investigation is completed and the site remediation plan is finalized, it is not possible to estimate the completion date for remediation, but the Company anticipates that the remediation activities will continue for an extended period of time.

         A pretax charge of $150.0 million was recorded in the first quarter of 2001 and an additional charge of $17.2 million was recorded in the third quarter of 2001. The original charge included $92.5 million of non-cash asset write-offs in excess of realizable value and a reserve for future costs of $57.5 million, consisting of $12.0 million for severance, $26.4 million for the ceasing of operations, preparation of the plant for permanent closure and equipment remediation, and $19.1 million for site remediation and other environmental matters. The third quarter charge of $17.2 million included an adjustment of $5.6 million to the asset write-off to reflect changes in realizable asset value and an increase of $11.6 million related to an evaluation of expected future expenditures as detailed below. The Company expects to spend approximately $16 million in 2002 related to the remaining $36.5 million reserve for future costs, with the majority of the remainder to be spent over the next several years. The following schedule summarizes the restructuring reserve balance and net cash activity as of December 31, 2001:

                                                  INITIAL         RESERVE           NET CASH           RESERVE AS OF
                                                  RESERVE        ADJUSTMENT          OUTLAY          DECEMBER 31, 2001
                                                 -----------    --------------     ------------    ----------------------
Employee severance.........................        $  12.0        $   0.7            $  10.6             $  2.1
Plant closure/equipment remediation........           26.4            6.3               18.8               13.9
Site clean-up/environmental matters........           19.1            4.6                3.2               20.5
                                                   -------        -------            -------             ------
                                                   $  57.5        $  11.6            $  32.6             $ 36.5
                                                   =======        =======            =======             ======

         The site clean-up and environmental reserve takes into account costs that are reasonably foreseeable at this time. As the site remediation plan is finalized and work is performed, further adjustments of the reserve may be necessary. In the first quarter of 2002, the Company bound environmental risk insurance policies which allow it to quantify and, within the limits of the policy, cap its cost to remediate the site, and provide insurance coverage from future third party claims arising from past or future environmental releases. The Company believes this insurance program also provides the governmental agencies assurance that, once begun, remediation of the site will be completed in a timely and prudent manner.

         The Blue Island refinery employed 297 employees, both hourly (covered by collective bargaining agreements) and salaried, the employment of 293 of whom was terminated during 2001.

Port Arthur Refinery Assets

         In September 2001, the Company incurred a charge of $5.8 million related to the write-off of the net asset value of the idled coker units at the Port Arthur refinery. The Company has determined that an alternative use of the coker units is not probable at this time. The Company also accrued $3.2 million for future environmental clean-up costs related to the site.

4.       ACQUISITION AND DISPOSITION

         In December 1999, the Company sold 15 refined product terminals to Motiva Enterprises L.L.C. ("Motiva"), Equilon Enterprises L.L.C. ("Equilon") and a subsidiary of Equilon for net cash proceeds of approximately $34 million. The Company now has exchange and throughput agreements with an affiliate of the buyer at many of these terminal locations as well as new locations for the distribution of refined products.

         In July 1999, the Company sold its retail marketing division to CRE for net cash proceeds of $215 million. The Company's parent, Premcor Inc., holds approximately a five percent equity interest in CRE after acquiring an interest as part of the transaction. The retail marketing division sold included all Company and independently operated Clark branded stores and the Clark trade name. In general, the buyer assumed unknown environmental liabilities at the retail stores they acquired up to $50,000 per site, as well as responsibility for any post closing contamination. Subject to certain risk sharing arrangements, the Company retained responsibility for all pre-existing, known contamination. The retail marketing operations were classified as discontinued operations and the results of operations were excluded from continuing operations in the consolidated statement of operations and statements of cash flows. The net sales revenue from the retail marketing operation for the year ended December 31, 1999 was $485.1 million.

         In 2001, the Company recorded an additional pretax charge of $29.5 million (net of income taxes - $18.0 million) related to the environmental and other liabilities of the discontinued retail operations. In the first quarter of 2001, the Company recorded a charge of $14.0 million representing a change in estimate relative to the Company's clean up obligation regarding the previously discontinued retail operations. In the fourth quarter of 2001, the Company recorded an additional environmental charge of $14.0 million, which was also a change in estimate concerning the amount collectible from state agencies under various reimbursement programs. More complete information concerning site by site clean up plans, changing postures of state regulatory agencies, and fluctuations in the amounts available under the state reimbursement programs prompted the change in estimates. The charge also included $1.5 million for workers compensation and general liability claims related to the discontinued retail operations.

5.       FINANCIAL INSTRUMENTS

Short-term Investments

         Short-term investments include United States government security funds, maturing between three and twelve months from date of purchase. The Company invests only in AA-rated or better fixed income marketable securities or the short-term rated equivalent. The Company's short-term investments are all considered available-for-sale and are carried at fair value. Realized gains and losses are presented in "Interest income" and are computed using the specific identification method. As of December 31, 2001, short-term investments consisted of United States debt securities of $1.7 million and were pledged as collateral for the Company's self-insured workers compensation programs (2000-$1.7 million). For the years ended December 31, 1999, 2000 and 2001, there were no material unrealized or realized gains or losses on short-term investments.

Fair Value Financial Instruments

         The carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of these items. See Note 10-"Long-Term Debt" for disclosure of fair value of long-term debt.

Derivative Financial Instruments

         The Company enters into crude oil and refined products futures and options contracts to limit risk related to hydrocarbon price fluctuations created by a potentially volatile market. As of December 31, 2001, the Company's open futures contracts represented 7.9 million barrels of crude oil and refined products, and had terms extending into October 2002. These contracts reflected a contract value of $175.2 million and a fair market value of $167.5 million. The weighted average price for these future contracts in 2001 was $22.17 per barrel. As of December 31, 2000, the Company's open futures contracts represented 4.8 million barrels of crude oil and refined products and had terms extending into January 2002. These contracts reflected a contract value of $142.4 million and a fair market value of $140.0 million. The weighted average price for these futures contracts was approximately $29.72 per barrel.

         As of December 31, 2001, the Company's open options contracts represented 1.2 million barrels of crude oil and refined products, and had terms extending into March 2002. These contracts reflected a contract value of $1.7 million and a fair market value of $0.9 million with a weighted average price of $1.42 per barrel. As of December 31, 2000, the Company's open option contracts represented 1.2 million barrels of crude oil and refined products and had terms extending into December 2001. These contracts reflected a contract value of $4.7 million and a fair market value of $4.3 million with a weighted average price of $3.92 per barrel. The net unrealized gains or losses on the futures and options contracts were recognized as a component of operating income since the Company has not elected hedge accounting for these contracts.

Concentration of Credit Risk

         Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of trade receivables. Credit risk on trade receivables is minimized as a result of the credit quality of the Company's customer base and industry collateralization practices. The Company conducts ongoing evaluations of its customers and requires letters of credit or other collateral as appropriate. Trade receivable credit losses for the three years ended December 31, 2001 were not material.

         The Company currently has a supply agreement with CRE, and the Company's billings to CRE totaled $813.8 million in 2001 of which $648.3 million were product sales and $165.5 million were federal excise and state motor fuel taxes that the Company collected and then remitted to governmental agencies (2000 - total billings of $1,224.9 million, product sales of $972.0 million, federal excise and state motor fuel taxes of $252.9 million; 1999 - total billings of $482.5 million, product sales of $355.9 million, federal excise and state motor fuel taxes of $126.6 million). The taxes were not included in "Net sales and operating revenue," "Cost of sales," or "Operating expenses." The Company had a receivable of $7.4 million due from CRE as of December 31, 2001 (2000-$33.1 million).

         The Company does not believe that it has a significant credit risk on its derivative instruments which are transacted through the New York Mercantile Exchange or with counterparties meeting established collateral and credit criteria.

6.       INVENTORIES

         The carrying value of inventories consisted of the following:

                                                                                DECEMBER 31,
                                                                        ------------------------------
                                                                            2000             2001
                                                                        -------------    -------------

          Crude oil...................................                  $    125.3       $     38.9
          Refined products and blendstocks............                       185.7            217.1
          Warehouse stock and other...................                        23.7             22.2
                                                                        ----------       ----------
                                                                        $    334.7       $    278.2
                                                                        ==========       ==========

         Inventories recorded under LIFO include crude oil, refined products, and blendstocks of $297.6 million and $252.6 million for the years ended December 31, 2000 and 2001, respectively. A LIFO liquidation reduced the Company's pretax earnings by $19.3 million in 2001. The 2001 liquidation was due to the closure of the Blue Island refinery and the decrease in the amount of crude oil processed by the Company at the Port Arthur refinery as Sabine River became the predominant crude oil processor at the refinery (See Note 12 - "Related Party Disclosure" Port Arthur Coker Company). A LIFO liquidation increased pretax earnings by $54.6 million in 1999 due to an overall reduction in refining-related inventories and the sale of the retail marketing operations.

         As of December 31, 2001, the market value of crude oil, refined product, and blendstock inventories was approximately $4.9 million above carrying value (2000-$100.8 million).

7.       PROPERTY, PLANT, AND EQUIPMENT

         Property, plant, and equipment consisted of the following:

                                                                                  DECEMBER 31,
                                                                        ------------------------------
                                                                             2000             2001
                                                                        -------------    -------------
          Real property ................................................. $    8.3         $    8.3
          Process units, buildings, and oil storage and movement ........    833.1            712.8
          Office equipment, furniture, and autos ........................     23.3             24.4
          Construction in progress ......................................     58.0            100.4
          Accumulated depreciation ......................................   (215.2)          (178.7)
                                                                          --------         --------
                                                                          $  707.5         $  667.2
                                                                          ========         ========


         The useful lives on depreciable assets used to determine depreciation were as follows:

         Process units, buildings, and oil storage and movement.............    15 to 40 years; average 24 years
         Office equipment, furniture and autos .............................    3 to 12 years; average 7 years

8.       OTHER ASSETS

         Other assets consisted of the following:

                                                                                     DECEMBER 31,
                                                                              ------------------------
                                                                                2000            2001
                                                                              --------        --------
         Deferred financing costs.................................            $   17.1        $   18.4
         Deferred turnaround costs................................                94.1            97.9
         Deferred income tax asset (see Note 14-"Income Taxes")...                24.2            23.9
         Cash restricted for investment in capital additions......                --               9.9
         Other....................................................                 1.5             1.9
                                                                              --------        --------
                                                                              $  136.9        $  152.0
                                                                              ========        ========

         The Company incurred deferred financing costs in 2001 of $10.2 million (2000-$2.0 million) associated with the amendment of its working capital facility and the issuance of tax exempt bonds through the state of Ohio. The Company wrote-off $0.6 million of their deferred financing costs related to the repurchase of a portion of their long-term debt in September 2001 (see Note 10 - "Long-Term Debt").

         Amortization of deferred financing costs for the year ended December 31, 2001 was $8.3 million (2000-$8.4 million, 1999-$6.9 million) and was included in "Interest and finance expense". Deferred financing costs are amortized over the life of the related financial instrument.

         Cash restricted for investment in capital additions is related to the outstanding proceeds from the Series 2001 Ohio Bonds (see Note 10 - "Long Term Debt"). These proceeds are restricted to fund capital expenditure projects for solid waste and wastewater facilities at the Lima, Ohio refinery.

9.       WORKING CAPITAL FACILITY

         In August 2001, Premcor Refining Group amended and restated its secured revolving credit facility for a period of two years through August 2003. This new credit agreement provides for the issuance of letters of credit of up to the lesser of $650 million or the amount available under a borrowing base calculated with respect to cash and eligible cash equivalents, eligible investments, eligible receivables, eligible petroleum inventories, paid but unexpired letters of credit, and net obligations on swap contracts. Premcor Refining Group uses the facility primarily for the issuance of letters of credit to secure purchases of crude oil. As of December 31, 2001, $295.3 million (2000-$377.3 million) of the line of credit was utilized for letters of credit, of which $139.9 million supported deliveries that Premcor Refining Group had not taken title to at December 31, 2001, but had made a purchase commitment. The remaining $155.4 million related to deliveries in which Premcor Refining Group had taken title and accordingly recorded to inventory and accounts payable as well as a portion of letters of credit related to nonhydrocarbons.

         Premcor Refining Group's credit agreement contains covenants and conditions that, among other things, limit dividends, indebtedness, liens, investments and contingent obligations. It also requires that Premcor Refining Group maintain its property and insurance, pay all taxes, comply with all applicable laws, and provide periodic information to, and conduct periodic audits on behalf of the lenders. Premcor Refining Group is also required to comply with certain financial covenants including the maintenance of working capital of at least $150 million; the maintenance of tangible net worth of at least $150 million, the maintenance of minimum levels of balance sheet cash as defined in the agreement of at least $75 million at all times and a cumulative cash flow test that from July 1, 2001 must not be less than zero. The credit agreement also limits the amount of future additional indebtedness that may be incurred by Premcor Refining Group subject to certain exceptions. Direct cash borrowings under the credit facility are limited to $50 million. There were no direct cash borrowings under the facility as of December 31, 2001 and 2000.

         In December 2001, Premcor Refining Group entered into a $20 million cash-collateralized credit facility expiring August 23, 2003. This facility was arranged in order for Premcor Refining Group to receive a first year interest rate of 2% on its Series 2001 Ohio Bonds (see Note 10 - "Long-Term Debt"). In addition, this facility can be utilized for other non-hydrocarbon purposes. As of December 31, 2001, $10.1 million of the line of credit was utilized for letters of credit related to the Series 2001 Ohio Bonds.

10.      LONG-TERM DEBT

                                                                                        DECEMBER 31,
                                                                           --------------------------------------
                                                                                 2000                 2001
                                                                           ----------------    ------------------
8 5/8% Senior Notes due August 15, 2008
    ("8 5/8% Senior Notes")...........................................          $  109.8            $  109.8
8 3/8% Senior Notes due November 15, 2007
    ("8 3/8% Senior Notes")...........................................              99.5                99.6
8 7/8% Senior Subordinated Notes due November 15,
    2007 ("8 7/8% Senior Subordinated Notes").........................             174.1               174.2
Floating Rate Term Loan due November 15, 2003
    and 2004 ("Floating Rate Loan")...................................             240.0               240.0
9 1/2% Senior Notes due September 15, 2004
    ("9 1/2% Senior Notes")...........................................             171.7               150.4
10 7/8% Senior Notes due December 1, 2005
    ("10 7/8% Senior Notes")..........................................             175.0               144.4
Ohio Water Development Authority
    Environmental Facilities Revenue Bonds due
    December 1, 2031 ("Series 2001 Ohio bonds") ......................              --                  10.0
Obligations under capital leases and other notes......................               3.3                 1.8
                                                                                --------            --------
                                                                                   973.4               930.2
Less current portion..................................................               1.5                 1.8
                                                                                --------            --------
                                                                                $  971.9            $  928.4
                                                                                ========            ========

         The estimated fair value of long-term debt as of December 31, 2001 was $785.4 million (2000- $665.5 million), determined using quoted market prices for these issues.

         In September 2001, Premcor Refining Group and Premcor USA repurchased in the open market $21.3 million in face value of its 9 1/2% Senior Notes, $30.6 million in face value of its 10 7/8% Senior Notes, and $5.9 million in face value of its 11 1/2% exchangeable preferred stock (See Note 15 "Exchangeable Preferred Stock") for an aggregate purchase price of $48.5 million. As a result of these transactions, the Company recorded an extraordinary pretax gain of $8.7 million (net of taxes-$5.6 million) which was net of the write-off of deferred financing costs related to the debt issues.

         The 8 5/8% Senior Notes were issued by Premcor Refining Group in August 1998, at a discount of 0.234% and are unsecured. The 8 5/8% Senior Notes are redeemable at the option of the Company beginning August 2003, at a redemption price of 104.312% of principal, which decreases to 100% of principal amount in 2005. Up to 35% in aggregate principal amount of the notes originally issued are redeemable at the option of the Company out of the net proceeds of one or more equity offerings at any time prior to August 15, 2002, at a redemption price equal to 108.625% of principal.

         The 8 3/8% Senior Notes and 8 7/8% Senior Subordinated Notes were issued by Premcor Refining Group in November 1997, at a discount of 0.734% and 0.719%, respectively. These notes are unsecured, with the 8 7/8% Senior Subordinated Notes subordinated in right of payment to all unsubordinated indebtedness of the Company. The 8 3/8% Senior Notes and 8 7/8% Senior Subordinated Notes are redeemable at the option of the Company beginning November 2002, at a redemption price of 104.187% of principal and 104.437% of principal, respectively, which decreases to 100% of principal in 2004 and 2005, respectively.

         Premcor Refining Group borrowed $125.0 million in November 1997, and an additional $115.0 million in August 1998, under a floating rate term loan agreement expiring in 2004. In 2003, $31.3 million of the outstanding principal amount is due with the remainder of the outstanding principal due in 2004. The Floating Rate Loan is a senior unsecured obligation of the Company and bears interest at the London Interbank Offer Rate ("LIBOR") plus a margin of 2.75%. The loan may be repaid subject to certain restrictive covenants as stated in the amended working capital facility agreement.

         The 9 1/2% Senior Notes were issued by Premcor Refining Group in September 1992 and are unsecured. The 9 1/2% Senior Notes are currently redeemable at Premcor Refining Group's option at a redemption price of 100% of principal subject to certain restrictive covenants as stated in the secured revolving credit facility agreement. Under the indenture agreement for the 9 1/2% Senior Notes, Premcor Refining Group is required to redeem $62.9 million of these Senior Notes on September 15, 2003 at 100% of principal.

         The 10 7/8% Senior Notes were issued by Premcor USA in December 1995 and are unsecured. These notes are currently redeemable at the Company's option at a redemption price of 103.625% of principal, which decreases to 100% of principal in 2003.

         In December 2001, Premcor Refining Group borrowed $10 million through the state of Ohio, which had issued Ohio Water Development Authority Environmental Facilities Revenue Bonds ("Series 2001 Ohio bonds"). Premcor Refining Group is the sole guarantor on the principal and interest payments of these bonds. Premcor Refining Group will bear a 2% interest rate for the first year commencing December 2001. Following the first year, Premcor Refining Group will be subject to a variable interest rate determined by the Trustee Bank not to exceed the maximum interest rate as defined under the indentures. Premcor Refining Group has the option of converting from a variable interest rate to a 30-year fixed interest rate. In the initial year, Premcor Refining Group has the option to redeem the bonds prior to maturity on or after May 1, 2002 through November 30, 2002 at a redemption price of 100% of principal plus accrued interest. Following the initial year, Premcor Refining Group has the option to redeem the bonds prior to maturity on or after April 1st of that year through November 30th of that year at a redemption price of 100% of principal plus accrued interest. If Premcor Refining Group decides to convert the bonds to a 30-year fixed interest rate, Premcor Refining Group has the option to redeem the bonds at a redemption price of 101%, declining to 100% the next year, of the principal plus accrued interest if the length of the fixed rate period is greater than 10 years. If the fixed rate period on the bonds is less than 10 years, there is no call provision.

         Premcor Refining Group's and Premcor USA's note indentures contain certain restrictive covenants including limitations on the payment of dividends, limitations on the payment of amounts to related parties, limitations on the incurrence of debt, incurrence of liens and the maintenance of a minimum net worth. In order to make dividend payments, Premcor Refining Group and Premcor USA must maintain a minimum net worth (as defined) of $150 million and $220 million, respectively, possess a cumulative earnings calculation (as defined) of greater than zero after a dividend payment is made, and not be in default of any covenants. In the event of a change of control of Premcor Refining Group or Premcor USA, as defined in the indentures, the respective company is required to tender an offer to redeem its outstanding senior notes and floating rate term loans, at 101% and 100% of face value, respectively, plus accrued interest.

         The scheduled maturities of long-term debt during the next five years are (in millions): 2002-$1.8; 2003-$94.1; 2004-$296.3; 2005-$144.4; 2006-$nil,
2007 and thereafter-$395.0.

Interest and finance expense

         Interest and finance expense included in the consolidated statements of operations, consisted of the following:

                                                   DECEMBER 31,
                                  ----------------------------------------------
                                       1999            2000             2001
                                  -------------   ---------------  -------------
Interest expense..................    $ 92.7          $ 92.9           $ 88.1
Finance costs.....................       7.3             8.7              8.7
Capitalized interest..............      (9.0)           (6.0)            (4.3)
                                      ------          ------           ------
Interest and finance expense......    $ 91.0          $ 95.6           $ 92.5
                                      ======          ======           ======

         Cash paid for interest expense in 2001 was $90.8 million (2000-$92.7 million; 1999-$92.6 million).



11.      OPERATING LEASE COMMITMENTS

         The Company leases refinery equipment, catalyst, tank cars, office space, and office equipment from unrelated third parties with lease terms ranging from 1 to 8 years with the option to purchase some of the equipment at the end of the lease term at fair market value. The leases generally provide that the Company pay taxes, insurance, and maintenance expenses related to the leased assets. As of December 31, 2001, net future minimum lease payments under non-cancelable operating leases were as follows (in millions): 2002-$8.0, 2003-$7.4; 2004-$6.0, 2005-$5.7, 2006-$5.3, and $3.6 in the aggregate thereafter. Rental expense during 2001 was $9.1 million (2000-$9.9 million; 1999
- $ 12.6 million).

12.      RELATED PARTY TRANSACTIONS

         Related party transactions that are not discussed elsewhere in the footnotes are as follows:

Premcor Inc.

         As of December 31, 2001, the Company had a payable to Premcor Inc. for management fees paid by Premcor Inc. on the Company's behalf of $8.8 million (December 31, 2000 - $3.8 million). As of December 31, 2001, the Company also had a loan receivable from Premcor Inc. for $7.2 million (December 31, 2000 - nil) which included both principal and interest. The Company's subsidiary, Premcor Investments Inc., loaned these proceeds to Premcor Inc. in order to allow Premcor Inc. to pay certain fees. The Company is earning a 12% interest rate on the loan.

Port Arthur Coker Company

         In January 2001, the operations of the heavy oil upgrade project at the Port Arthur refinery began. The project, construction of which began in 1998, included new coking, hydrocracking, and sulfur removal units and the expansion of the existing crude unit capacity to 250,000 bpd. The heavy oil upgrade project allows the refinery to process primarily lower-cost, heavy sour crude oil. In the third quarter of 1999, the Company sold a portion of the work in progress and certain other assets to its affiliate, Port Arthur Coker Company. Port Arthur Coker Company financed and completed the construction of the coking, hydrocracking, and sulfur removal facilities. The Company completed the expansion of its crude unit capacity to 250,000 bpd from 232,000 bpd and made certain other improvements to existing facilities. Start-up of the project occurred in stages, with the sulfur removal units and coker unit beginning operations in December 2000 and the hydrocracker unit beginning operations in January 2001. Performance and reliability testing of the project was completed in the third quarter of 2001, and final completion of the project was achieved on December 28, 2001.

         Premcor Refining Group and Port Arthur Coker Company entered into certain agreements associated with the operations between the coking, hydrocracking, and sulfur removal facilities of the Port Arthur Coker Company and Premcor Refining Group's Port Arthur refinery. A summary of the agreements between Premcor Refining Group and Port Arthur Coker Company is as follows:

         Ancillary Equipment Lease. Pursuant to the Ancillary Equipment Lease, Premcor Refining Group receives a lease fee from Port Arthur Coker Company for use of 100% of its crude/vacuum unit, and distillate, kerosene and naphtha hydrotreaters. In addition, under the Ancillary Equipment Lease, Premcor Refining Group will receive operating fees for all units, which include fees for turnaround and sustaining capital accrual, fuel and fixed operating costs. Other costs include utilities and environmental services, which include items such as nitrogen, demineralized water and other services. These other costs are in line with market rates and are relatively minor in proportion to other expenses. As per the agreement, at start-up of the Port Arthur Coker Company-owned units, Port Arthur Coker Company began paying Premcor Refining Group quarterly lease payments of approximately $8 million, adjusted for inflation, through the lease term. The quarterly lease fee is based on a capital recovery charge for both existing asset values and cost associated with the upgrade of the project. The initial term of the Ancillary Equipment Lease is for a 30-year period. The agreement allows for five 5-year extensions. The rent for any extension period will be based on a fair market rental value as agreed to between Premcor Refining Group and Port Arthur Coker Company or by a value determined according to the defined appraisal procedure contained in the agreement definitions.

         Services and Supply Agreement. Pursuant to this agreement, Premcor Refining Group provides to Port Arthur Coker Company a number of services and supplies needed to complete the construction of and for operation of their new and leased units. Premcor Refining Group is required to provide all such services and supplies in accordance with specified standards, including prudent industry practices. These supplies and services include managing crude oil purchases and deliveries, operating the units that are leased by Port Arthur Coker Company, managing the processing of the Port Arthur Coker Company feedstocks, managing routine, preventative and major maintenance on both the Port Arthur Coker Company and leased units, supervising and training Port Arthur Coker Company employees, and providing utilities and other support services to Port Arthur Coker Company. Also under this agreement, Premcor Refining Group has the right of first refusal, which it may exercise quarterly, to utilize approximately 20% of the processing capability of the Port Arthur Coker Company new units and the leased units.

         Product Purchase Agreement. Pursuant to the product purchase agreement, Premcor Refining Group is obligated to accept and pay for all final and intermediate products of Port Arthur Coker Company's new and leased units that are tendered for delivery, subject to Premcor Refining Group's right as Port Arthur Coker Company's sole customer to request that Port

Arthur Coker Company's new and leased units produce a certain mix of products. This right, however, is subject to specified limitations that are designed to ensure that Port Arthur Coker Company utilizes the entire amount of Maya available to it under its long term crude oil supply agreement or an equivalent amount from an alternative supplier and that the operations of the Port Arthur refinery are optimized in a manner that is mutually beneficial to Port Arthur Coker Company and Premcor Refining Group and that does not benefit Premcor Refining Group at Port Arthur Coker Company's expense. Amounts due and receivable under this agreement may not be offset with amounts otherwise due and receivable from Port Arthur Coker Company.

         Port Arthur Coker Company's new and leased units produce a variety of products, some of which are readily saleable on the open market, including finished refined products such as petroleum coke, sulfur, kerosene, or other finished refined products, and some of which are intermediate refined products, including products such as gas oils, unfinished naphthas, and unfinished jet fuel. Premcor Refining Group purchases these products from Port Arthur Coker Company for immediate resale in the case of finished refined products, or for further processing into higher-valued products in the case of intermediate refined products. Premcor Refining Group may sell excess intermediate refined products if the supply of these products exceeds its needs because of refinery unit shutdowns or temporary reduced capacity.

         The product purchase agreement includes pricing formulas for each of the products produced by Port Arthur Coker Company's new and leased units. These formulas are intended to reflect fair market pricing of these products and are used to determine the amounts payable to Port Arthur Coker Company by Premcor Refining Group. Many of the intermediate refined products do not have a widely quoted market price. As a result, formulas for these products are based on widely quoted product prices of other refined products from sources such as Platt's Oilgram Price Report, Oil Pricing Information Service or Dynergy or is calculated based on the weighted average of delivered cost of natural gas delivered to Premcor Refining Group. To the extent, however, that any of Port Arthur Coker Company's products are purchased by Premcor Refining Group and immediately resold to a non-affiliated third party, the price payable to Port Arthur Coker Company by Premcor Refining Group for such product is the purchase price received by Premcor Refining Group from such third party, whether higher or lower than the formula price, less a specified marketing fee. While market prices for these commodities fluctuate throughout each day and the pricing formulas are based on average daily prices, Premcor Refining Group expects that the price paid by any third party purchaser of these products would be substantially the same as that paid by Premcor Refining Group in the same circumstances. An independent engineer has reviewed these formulas and found that the pricing reflects arms-length mechanisms and market-based prices and contain fair market terms. The marketing fee is intended to be consistent with a fair market fee that would be charged by an unaffiliated third party. The cost of marketing these products outside of this product purchase agreement would be incurred whether Port Arthur Coker Company sold the products directly or paid Premcor Refining Group or another third party to do so on its behalf. Premcor Refining Group's failure to perform under the product purchase agreement would give Port Arthur Coker Company a cause of action for resulting damages to Port Arthur Coker Company.

         Ground Lease. Under this lease, Premcor Refining Group is leasing sites to Port Arthur Coker Company within the Port Arthur refinery on which their new processing units are located. The initial term of the ground lease is 30 years and it may be renewed for five additional five-year terms. The lease fee of $25,000 was prepaid by Port Arthur Coker Company.

         Activity Under These Agreements. As of December 31, 2001, Premcor Refining Group had an outstanding receivable from Port Arthur Coker Company of $26.9 million (December 31, 2000 - $28.0 million) and a payable to Port Arthur Coker Company of $25.1 million (December 31, 2000 - $50.4 million) related to ongoing operations. As of December 31, 2001, Premcor Refining Group had a note receivable from Port Arthur Coker Company of $7.7 million (December 31, 2000 - $7.0 million) related to construction management services of which $4.9 million (December 31, 2000 - $4.9 million) was accounted for as a long-term asset and the remainder as a current asset.

         Premcor Refining Group generated $122.2 million (2000 - $8.4 million) in revenues for the year ended December 31, 2001, related to lease and pipeline tariff fees and to the sale of feedstocks and hydrogen to Port Arthur Coker Company. Premcor Refining Group incurred $1,871.3 million (2000 - $99.8 million) in costs of sales for purchases of finished and intermediate refined products and crude oil from Port Arthur Coker Company for the year ended December 31, 2001. Premcor Refining Group recorded reimbursements of operating expenses of $20.0 million (2000 - $5.2 million) for services provided to Port Arthur Coker Company for the year ended December 31, 2001. There were no amounts under these agreements in 1999.


Blackstone

         As of December 31, 2001, the Company had a payable to an affiliate of Blackstone of $0.3 million (December 31, 2000--$2.8 million). The Company has an agreement with this affiliate under which the affiliate receives a monitoring fee equal to $2.0 million per annum subject to increases relating to inflation and in respect to additional acquisitions the Company. The affiliates may in the future receive customary fees for advisory services rendered to the Company. Such fees will be negotiated from time to time with the independent members of the Company's board of directors on an arm's-length basis and will be based on the services performed and the prevailing fees then charged by third parties for comparable services.

13.      EMPLOYEE BENEFIT PLANS

Postretirement Benefits Other Than Pensions

         The Company provides health insurance in excess of social security and an employee paid deductible amount, and life insurance to most retirees once they have reached a specified age and specified years of service.

         The following table sets forth the changes in the benefit obligation for the unfunded postretirement health and life insurance plans for 2000 and 2001:

                                                           DECEMBER 31,
                                                  -----------------------------
                                                      2000             2001
                                                  ------------    --------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.........   $   39.6          $  42.1
Service costs...................................        1.3              1.3
Interest costs..................................        2.9              3.4
Participants' contribution......................        -                0.7
Plan amendments.................................        -                0.7
Curtailment gain................................        -               (1.6)
Actuarial loss..................................        0.1             17.9
Benefits paid...................................       (1.8)            (2.8)
                                                   --------          -------
Benefit obligation at end of year...............       42.1             61.7
Unrecognized net gain (loss)....................       (0.1)           (17.7)
Unrecognized prior service benefit..............        0.2             (0.6)
                                                   --------          -------
Accrued postretirement benefit liability........   $   42.2          $  43.4
                                                   ========          =======

         The components of net periodic postretirement benefit costs were as follows:

                                             FOR THE YEAR ENDED DECEMBER 31,
                                            ---------------------------------
                                               1999        2000       2001
                                            ----------  ---------  ----------
Service costs.............................  $     1.5   $     1.3   $    1.3
Interest costs............................        2.8         2.9        3.4
Amortization of prior service costs.......       (0.1)          -          -
                                            ---------   ---------   --------
Net periodic postretirement benefit cost..  $     4.2   $     4.2   $    4.7
                                            =========   =========   ========

         In measuring the expected postretirement benefit obligation, the Company assumed a discount rate of 7.25% (2000-7.75%), a rate of increase in the compensation level of 4.00% (2000-4.00%), and a health care cost trend ranging from 12.00% in 2002 to an ultimate rate of 5.00% in 2009. The effect of increasing the average health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation as of December 31, 2001, by $8.4 million and increase the annual aggregate service and interest costs by $0.7 million. The effect of decreasing the average health care cost trend rates by one percentage point would decrease the accumulated postretirement benefit obligation, as of December 31, 2001, by $6.9 million and decrease the annual aggregate service and interest costs by $0.5 million.

         Employee Savings Plan

         The Premcor Refining Group Inc. Retirement Savings Plan and separate Trust (the "Plan"), a defined contribution plan, covers substantially all employees of the Company. Under the terms of the Plan, the Company matches the amount of employee contributions, subject to specified limits. Company contributions to the Plan during 2001 were $8.0 million (2000-$8.7 million; 1999-$8.4 million).

14.      INCOME TAXES

         The Company provides for deferred taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

         The income tax provision (benefit) is summarized as follows:

                                                                      1999          2000          2001
                                                                  -------------  ------------ -------------
     Income (loss) from continuing operations before
        income taxes and extraordinary item ................         $(68.5)        $ 64.0       $  29.2
                                                                     ======         ======       =======
     Income tax provision (benefit):
     Current provision (benefit)
       --Federal  ..........................................         $(17.9)        $  3.6       $ (28.9)
       --State    ..........................................           (2.3)          (0.7)          0.6
                                                                     ------         ------       -------
                                                                      (20.2)           2.9         (28.3)
                                                                     -------        -------      -------
     Deferred provision (benefit)
       --Federal  ..........................................            8.1          (24.6)          9.8
       --State    ..........................................            0.1           --            (1.1)
                                                                     -------        ------       -------
                                                                        8.2          (24.6)          8.7
                                                                     -------        ------       -------
     Income tax provision (benefit).........................         $(12.0)        $(21.7)      $ (19.6)
                                                                     ======         =======      ========

         A reconciliation between the income tax provision (benefit) computed on pretax income at the statutory federal rate and the actual provision (benefit) for income taxes is as follows:

                                                                      1999          2000          2001
                                                                  -------------  ------------ -------------
Federal taxes computed at 35%...............................        $ (24.0)       $  22.4      $  10.2
State taxes, net of federal effect..........................           (0.2)           2.9          2.8
Valuation allowance.........................................           12.2          (45.9)       (30.0)
Other items, net............................................             --           (1.1)        (2.6)
                                                                    -------        -------      -------
Income tax provision (benefit)..............................        $ (12.0)       $ (21.7)     $ (19.6)
                                                                    =======        ========     ========

         The following represents the approximate tax effect of each significant temporary difference giving rise to deferred tax liabilities and assets:

                                                                               DECEMBER 31,
                                                                     ---------------------------------
                                                                          2000             2001
                                                                          ----             ----
            Deferred tax liabilities:
                 Property, plant and equipment.....................     $  106.8          $ 106.0
                 Turnaround costs..................................         32.7             34.1
                 Inventory.........................................          5.7              4.3
                 Other.............................................          2.3              2.4
                                                                        --------          -------
                                                                           147.5            146.8
                                                                        --------          -------
            Deferred tax assets:
                 Alternative minimum tax credit....................         22.9             25.6
                 Environmental and other future costs..............         22.1             43.3
                 Tax loss carryforwards............................        145.6             88.0
                 Other.............................................         11.1             13.8
                                                                        --------          -------
                                                                           201.7            170.7
                                                                        --------          -------
            Valuation allowance....................................        (30.0)            --
                                                                        --------          -------
            Net deferred tax asset ................................     $   24.2          $  23.9
                                                                        ========          =======

         As of December 31, 2001, the Company had made net cumulative payments of $25.6 million under the federal alternative minimum tax system which are available to reduce future regular income tax payments. As of December 31, 2001, the Company had a federal net operating loss carryforward of $221.9 million and federal business tax credit carryforwards in the amount of $5.4 million. Such operating losses and tax credit carryforwards have carryover periods of 15 years (20 years for losses and credits originating in 1998 and years thereafter) and are available to reduce future tax liabilities through the year ending December 31, 2021. The tax credit carryover periods will begin to terminate with the year ending December 31, 2003 and the net operating loss carryover periods will begin to terminate with the year ending December 31, 2012.

         The valuation allowance as of December 31, 2001 was nil (2000 - $30.0 million). As of December 31, 2000, the Company provided a valuation allowance to reduce its deferred tax assets to amounts that were more likely than not to be realized. During the first quarter of 2001, the Company reversed its remaining deferred tax valuation allowance. In calculating the reversal of its remaining deferred tax valuation allowance, the Company assumed as future taxable income future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and available tax planning strategies. The reversal of the remaining deferred tax valuation allowance is primarily the result of the Company's analysis of the likelihood of realizing the future tax benefit of its federal and state tax loss carryforwards, alternative minimum tax credits and federal and state business tax credits.

         During 2001, the Company received net federal cash refunds of $1.1 million (2000--$3.5 million net cash refunds; 1999--$0.3 million net cash payments). The Company provides for its portion of such consolidated refunds and liability under its tax sharing agreement with Premcor Inc. As of December 31, 2001 the Company had an amount due from Premcor Inc. of $24.9 million related to income taxes receivable. During 2001, the Company made net state cash payments of $1.7 million (2000--$1.8 million net cash payments; 1999--$0.4 million net cash refunds).

         The income tax benefit of $19.6 million for 2001 reflected the effect of the reversal of the deferred tax valuation allowance of $30.0 million. The income tax benefit of $21.7 million for 2000 reflected the effect of the decrease in the deferred tax valuation allowance of $45.9 million.

15.      EXCHANGEABLE PREFERRED STOCK

         In October 1997, Premcor USA converted a portion of its common stock to 63,000 shares ($1,000 liquidation preference per share) of 11 1/2% Senior Cumulative Exchangeable Preferred Stock. The Exchangeable Preferred Stock is redeemable at Premcor USA's option, in whole or part, on or after October 1, 2002 at the redemption price of 105.75% of principal. Premcor USA is required, subject to certain conditions, to redeem all of the Exchangeable Preferred Stock on October 1, 2009. The Exchangeable Preferred Stock is exchangeable, subject to certain conditions, at the option of Premcor USA into 11 1/2% Subordinated Exchange Debentures due 2009. As of December 31, 2001, all dividends had been paid by issuing additional shares of the Exchangeable Preferred Stock, except $0.3 million paid in cash in September 2001 as it related to the repurchase of a portion of the Exchangeable Preferred Stock. In March 2002, the Company gave notice of the intention to exchange the 11 1/2% Exchangeable Preferred Stock for 11 1/2% Subordinated Exchange Debentures due October 2009.


16.      EQUITY CAPITALIZATION

         Pursuant to a share exchange agreement dated April 27, 1999, all shares of Premcor USA Inc., were exchanged on a one-for-one basis for shares of Premcor Inc. resulting in Premcor Inc. being the sole shareholder of Premcor USA.

17.      STOCK OPTION PLAN

         In 1999, the Premcor USA Long-Term Performance Plan (the "Performance Plan") was replaced with the Premcor Inc. Stock Incentive Plan ("Incentive Plan"). Under the Incentive Plan, employees of Premcor Refining Group and its subsidiaries are eligible to receive awards of options to purchase shares of the common stock of Premcor Inc. The Incentive Plan is intended to attract and retain executives and other selected employees whose skills and talents are important to the operations of Premcor Inc. and its subsidiaries. Options on an aggregate amount of 2,215,250 shares of Premcor Inc.'s common stock may be awarded under the Incentive Plan, either from authorized, unissued shares which have been reserved for such purpose or from authorized, issued shares acquired by or on behalf of the Company. The current aggregate amount of stock available to be awarded is subject to a stock dividend or split, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of stock.

         Summarized below is the status of the Incentive Plan as of December 31, 1999, 2000, and 2001:

                                                     1999                         2000                        2001
                                         -----------------------------  ------------------------  -----------------------------
                                                            WEIGHTED                   WEIGHTED                    WEIGHTED
                                                            AVERAGE                     AVERAGE                     AVERAGE
                                                            EXERCISE                   EXERCISE                    EXERCISE
                                             SHARES          PRICE         SHARES        PRICE       SHARES          PRICE
                                         ---------------  ------------  -------------  ---------  -------------- --------------
Options outstanding, beginning of
    period ........................             -            $  -        1,905,000      $ 10.31    1,782,300      $  10.25
Granted ...........................        1,905,000           10.31       207,300         9.90      200,000          9.90
Forfeited .........................            -                -         (330,000)       10.36     (176,250)         9.90
                                           ---------                     ---------                 ---------
Options outstanding, end of period         1,905,000           10.31     1,782,300        10.25    1,806,050         10.25
                                           ---------                     ---------                 ---------

Exercisable at end of period ......          482,125           11.51       458,500        11.26      560,500         11.01
Weighted   average  fair  value  of
    options granted ...............            $4.10                         $3.65                     $3.10


         Summarized below is information about the stock options outstanding under the Incentive Plan as of December 31, 2001:

                                             OPTIONS            OPTIONS             REMAINING
                                         OUTSTANDING AT      EXERCISABLE AT        CONTRACTUAL
EXERCISE PRICE                              12/31/01            12/31/01              LIFE
--------------                           --------------      --------------        -----------
$9.90 .............................          1,683,550            438,000           81 months
$15.00.............................            122,500            122,500           38 months
                                           -----------         ----------
$9.90 - $15.00 ....................          1,806,050            560,500
                                           -----------         ----------


         The fair value of these options was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                               1999                 2000              2001
                                             ---------           ----------        ----------
Assumed risk-free rate ............            5.92%               5.82%            4.95%
Expected life......................          8.7 years            7.9 years        7.6 years


For these respective years, the expected dividends were assumed to be zero and the expected volatility was assumed to be 1% since the stock underlying the options is not publicly traded.

         Pursuant to SFAS No. 123 Accounting for Stock Based Compensation, the Company has elected to account for its stock option plan under APB Opinion No. 25 Accounting for Stock Issued to Employees and adopt the disclosure only provisions of SFAS No. 123. Under APB Opinion No. 25, no compensation costs are recognized because the option exercise price is equal to the fair market price of the common stock on the date of the grant. Under SFAS No. 123, stock options are valued at grant date using the Black Scholes valuation model and compensation costs are recognized ratably over the vesting period. Had compensation costs been determined as prescribed by SFAS No. 123, the Company's net earnings would have been impacted by less than $1.0 million for each of the years ended December 31, 1999, 2000, and 2001.

         Options granted under the plan are either time vesting or performance vesting options. The time vesting options vest in one of the following three manners: (i) 50% at date of grant and 25% on each January 1 thereafter, (ii) 1/3 on the first, second and third anniversaries of the date of grant, or (iii) 1/4 on the first, second, third and fourth anniversaries of the date of grant. The performance vesting options fully vest on and after the seventh anniversary of the date of option; provided, however, that following a public offering of the common stock or upon a change in control, the vesting is accelerated based on the achievement of certain per share prices of the common stock. The accelerated vesting schedule is as follows:

    AVERAGE CLOSING PRICE PER SHARE OF                 % OF SHARES WITH
           CAPITAL STOCK FOR ANY                          RESPECT TO
         180 CONSECUTIVE DAYS; OR                        WHICH OPTION
          CHANGE IN CONTROL PRICE                       IS EXERCISABLE

               Below $12.00                                     0%
              $12.00 - $14.99                                  10%
              $15.00 - $17.99                                  20%
              $18.00 - $19.99                                  30%
              $20.00 - $24.99                                  50%
              $25.00 - $29.99                                  75%
               Above $29.99                                   100%

         The change in control price is defined as the highest price per share received by any holder of the common stock from the purchaser(s) in a transaction or series of transactions that result in a change in control. All options expire no more than ten years after the date of grant.

         In the event of a "change of control" of Premcor Refining Group, the Board with respect to any award may take such actions that result in (i) the acceleration of the award, (ii) the payment of a cash amount in exchange for the cancellation of an award and/or (iii) the requiring of the issuance of substitute awards that will substantially preserve the value, rights, and benefits of any affected awards.

18.      COMMITMENTS AND CONTINGENCIES

         Legal and Environmental

         As a result of its activities, the Company is the subject of a number of legal and administrative proceedings, including proceedings related to environmental matters. All such matters that could be material or to which a governmental authority is a party and which involve potential monetary sanctions of $100,000 or greater are described below.

         Port Arthur: Enforcement. The Texas Natural Resource Conservation Commission ("TNRCC") conducted a site inspection of the Port Arthur refinery in the spring of 1998. In August 1998, the Company received a notice of enforcement alleging 47 air-related violations and 13 hazardous waste-related violations. The number of allegations was significantly reduced in an enforcement determination response from the TNRCC in April 1999. A follow-up inspection of the refinery in June 1999 concluded that only two items remained outstanding, namely that the refinery failed to maintain the temperature required by the air permit at one of its incinerators and that five process wastewater sump vents did not meet applicable air emission control requirements. The TNRCC also conducted a complete refinery inspection in the second quarter of 1999, resulting in another notice of enforcement in August 1999. This notice alleged nine air- related violations, relating primarily to deficiencies in the Company's upset reports and emissions monitoring program, and one hazardous waste-related violation concerning spills. The 1998 and 1999 notices were combined and referred to the TNRCC's litigation division. On September 7, 2000 the TNRCC issued a notice of enforcement regarding the Company's alleged failure to maintain emission rates at permitted levels. In May 2001, the TNRCC proposed an order covering some of the 1998 hazardous waste allegations, the incinerator temperature deficiency, the process wastewater sumps, and all of the 1999 and 2000 allegations, and proposing the payment of a fine of $562,675 and the implementation of a series of technical provisions requiring corrective actions. Negotiations with the TNRCC are ongoing.

         Lima: Finding of Violation. On July 10, 2001, the Ohio Environmental Protection Agency issued a finding of violation by the Company of state and federal laws regarding releases of annual benzene quantities into wastewater streams in excess of that allowed and downtime for the Company's continuous emission control monitors that exceeded the allowed 5%. The Company has settled this action, paid a fine of $120,000 and implemented preventative programs to ensure future compliance.

         Hartford: Federal Enforcement. In February 1999, the federal government filed a complaint in the matter, United States v. Clark Refining & Marketing, Inc., alleging violations of the Clean Air Act and regulations promulgated thereunder, in the operation and permitting of the Hartford refinery fluid catalytic cracking unit. The Company settled this action in July 2001 by agreeing to install a wet gas scrubber on the fluid catalytic cracking unit and low nitrogen oxide burners, and agreeing to pay a civil penalty of $2 million. As a result of the planned closure of the Hartford refinery in October 2002, the Company does not anticipate making these capital expenditures.

         Blue Island: Federal and State Enforcement. In September 1998, the federal government filed a complaint, United States v. Clark Refining & Marketing, Inc., alleging that the Blue Island refinery violated federal environmental laws relating to air, water and solid waste. The Illinois Attorney General intervened in the case. The State of Illinois and Cook County had also brought an action, several years earlier, People ex rel. Ryan v. Clark Refining & Marketing, Inc., also alleging violations under environmental laws. In the first quarter of 2002, Premcor reached an agreement to settle both cases, subject to final approval by the state and federal courts. The consent order in the federal case requires the payment of $6.25 million as a civil penalty and requires limited ongoing monitoring at the now-idled refinery. The consent order in the state case requires an ongoing tank inspection program along with enhanced reporting obligations and requires that the parties enter a process to complete an appropriate site remediation program at the Blue Island refinery. The consent orders dispose of both the federal and state cases. It is anticipated that both the state and federal courts will approve the proposed settlement early in the second quarter of 2002.

         Blue Island: Criminal Matters. In June 2000, Premcor Refining Group pled guilty to one felony count of violating the Clean Water Act and one count of conspiracy to defraud the United States at the Blue Island refinery. These charges arose out of the discovery, during an EPA investigation at the site conducted in 1996, that two former employees had allegedly falsified certain reports regarding wastewater sent to the municipal wastewater treatment facility. As part of the plea agreement, the Company agreed to pay a fine of $2 million and was placed on probation for three years. The Company does not anticipate that the probation of Premcor Refining Group will have a significant adverse impact on its business on an ongoing basis. The primary remaining condition of probation is an obligation not to commit future environmental crimes. If Premcor Refining Group was to commit a crime in the future, it would be subject not only to prosecution for that new violation, but also to a separate charge that it had violated a condition of its probation. Any violation of probation charge would be brought before the same judge who entered the original sentence, and that judge would have the authority to enter a new and potentially more severe sentence for the offense to which Premcor Refining Group pled guilty in June 2000. One of the former employees pled guilty to a misdemeanor charge and the other former employee was found guilty on felony charges related to these events.

         Blue Island: Class Action Matters. In October 1994, the Company's Blue Island refinery experienced an accidental release of used catalyst into the air. In October 1995, a class action, Rosolowski v. Clark Refining & Marketing, Inc., et al., was filed against the Company seeking to recover damages in an unspecified amount for alleged property damage and personal injury resulting from that catalyst release. The complaint underlying this action was later amended to add allegations of subsequent events that allegedly diminished property values. In June 2000, the Company's Blue Island refinery experienced an electrical malfunction that resulted in another accidental release of used catalyst into the air. Following the 2000 catalyst release, two cases were filed purporting to be class actions, Madrigal et al. v. The Premcor Refining Group Inc. and Mason et al. v. The Premcor Refining Group Inc. Both cases seek damages in an unspecified amount for alleged property damage and personal injury resulting from that catalyst release. These cases have been consolidated for the purpose of conducting discovery, which is currently proceeding.

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

         New Source Review Permit Issues. New Source Review requirements under the Clean Air Act apply to newly constructed facilities, significant expansions of existing facilities, and significant process modifications and requires new major stationary sources and major modifications at existing major stationary sources to obtain permits, perform air quality analysis and install stringent air pollution control equipment at affected facilities. The EPA has commenced an industry-wide enforcement initiative regarding New Source Review. The current EPA initiative, which includes sending numerous refineries information requests pursuant to Section 114 of the Clean Air Act, appears to target many items that the industry has historically considered routine repair, replacement, maintenance or other activity exempted from the New Source Review requirements.

         The Company has responded to an information request from the EPA regarding New Source Review compliance at its Port Arthur and Lima refineries, both of which were purchased within the last six years. The Company believes that any costs to respond to New Source Review issues at those refineries prior to our purchase are the responsibility of the prior owners and operators of those facilities. The Company responded to the request in late 2000, providing information relating to the Company's period of ownership, and the Company is awaiting a response.

         In July 2001, the Company settled a lawsuit with the EPA and the State of Illinois that resolved, among other historic compliance issues, a New Source Review issue resulting from repairs made to the fluid catalytic cracking unit at the Hartford refinery in 1994.

         The pending litigation at the Blue Island refinery, which has been tentatively settled with the EPA and the State of Illinois also includes New Source Review issues. The Company believes that a resolution of the Blue Island litigation will include a resolution of these issues and that the EPA's Section 114 request will not be material to the Company's financial condition or results of operations.

         Port Arthur: Natural Resource Damage Assessment. In 1999, Premcor USA Inc. and Chevron USA Inc. ("Chevron") were notified by a number of federal and Texas agencies that a study would be conducted to determine whether any natural resource damage occurred as a result of the operation of the Port Arthur refinery prior to January 1, 2000. The Company is cooperating with the government agencies in this investigation. The Company has entered into an agreement with Chevron pursuant to which Chevron will indemnify the Company for any future claims in consideration of a payment of $750,000, which the Company paid in October 2001.

         Port Arthur and Lima Refineries. The original refineries on the sites of the Port Arthur and Lima refineries began operating in the late 1800s and early 1900s, prior to modern environmental laws and methods of operation. There is contamination at these sites, which the Company believes will be required to be remediated. Under the terms of the Company's 1995 purchase of the Port Arthur refinery, Chevron, the former owner, retained liability for all required investigation and remediation relating to pre-purchase contamination discovered by June 1997, except with respect to certain areas on or around which active processing units are located which are the Company's responsibility. Less than 200 acres of the 4,000-acre refinery site are occupied by active operating units. Extensive due diligence efforts prior to the acquisition and additional investigation after the acquisition documented contamination for which Chevron is responsible. In June 1997, the Company entered into an agreed order with Chevron and the TNRCC, that incorporates this contractual division of the remediation responsibilities into an agreed order. The Company has accrued $11.4 million (December 31, 2000 - $8.6 million) for its portion of the Port Arthur remediation as of December 31, 2001. Under the terms of the purchase of the Lima refinery, BP PLC ("BP"), the former owner, indemnified the Company for all pre-existing environmental liabilities, except for contamination resulting from releases of hazardous substances in or on sewers, process units and other equipment at the refinery as of the closing date, but only to the extent the presence of these hazardous substances was as a result of normal operations of the refinery and does not constitute a violation of any environmental law. Although the Company is not primarily responsible for the majority of the currently required remediation of these sites, the Company may become jointly and severally liable for the cost of investigating and remediating a portion of these sites in the event that Chevron or BP fails to perform the remediation. In such an event, however, the Company believes it would have a contractual right of recovery from these entities. The cost of any such remediation could be substantial and could have a material adverse effect on the Company's financial position.

         Blue Island Refinery Decommissioning and Closure. In January 2001, the Company ceased operations at its Blue Island, Illinois refinery although the Company continues to operate the adjacent Alsip terminal. The decommissioning, dismantling and tear down of the facility is underway. The Company is currently in discussions with federal, state and local governmental agencies concerning remediation of the site. The governmental agencies have proposed a remediation process patterned after national contingency plan provisions of CERCLA. The Company has proposed to the agencies a site investigation and remediation that incorporates certain elements of the CERCLA process and the State of Illinois' site remediation program. Related to the closure of the facility, the Company accrued $56.4 million for decommissioning, remediation of the site and asbestos abatement. As of December 31, 2001, the Company had spent $22.0 million. In the second quarter of 2002, the Company will finalize procurement of environmental risk insurance policies. This program will allow the Company to quantify and, within the limits of the policy, cap the Company's cost to remediate the site, and provide insurance coverage from future third party claims arising from past or future environmental releases. The remediation cost overrun policy has a term of ten years and, subject to certain exceptions and exclusions, provides $25 million in coverage in excess of a self insured retention amount of $26 million. The pollution legal liability policy provides for $25 million in aggregate coverage and per incident coverage in excess of a self insured retention of $250,000 per incident. The Company believes this insurance program also provides the governmental agencies financial assurance that, once begun, remediation of the site will be completed in a timely and prudent manner.

         Former Retail Sites. In 1999, the Company sold its former retail marketing business, which the Company operated from time to time on a total of 1,150 sites. During the normal course of operations of these sites, releases of petroleum products from underground storage tanks have occurred. Federal and state laws require that contamination caused by such releases at these sites be assessed and remediated to meet applicable standards. The enforcement of the underground storage tank regulations under the Resource Conservation and Recovery Act has been delegated to the states that administer their own underground storage tank programs. The Company's obligation to remediate such contamination varies, depending upon the extent of the releases and the stringency of the laws and regulations of the states in which the releases were made. A portion of these remediation costs may be recoverable from the appropriate state underground storage tank reimbursement fund once the applicable deductible has been satisfied. The 1999 sale included 672 sites, 225 of which had no known pre-closure contamination, 365 of which had known pre-closure contamination of varying extent, and 80 of which had been previously remediated. The purchaser of the retail division assumed pre-closure environmental liabilities of up to $50,000 per site at the sites on which there was no known contamination. The Company is responsible for any liability above that amount per site for pre-closure liabilities, subject to certain time limitations. With respect to the sites on which there was known pre-closing contamination, the Company retained liability for 50% of the first $5 million in remediation costs and 100% of remediation costs over that amount. The Company retained any remaining pre-closing liability for sites that had been previously remediated.

         Of the remaining 478 former retail sites not sold in the 1999 transaction described above, the Company has sold all but 11 in open market sales and auction sales. The Company generally retains the remediation obligations for sites sold in open market sales with identified contamination. Of the retail sites sold in auctions, the Company agreed to retain liability for all of these sites until an appropriate state regulatory agency issues a letter indicating that no further remedial action is necessary. However, these letters are subject to revocation if it is later determined that contamination exists at the properties and the Company would remain liable for the remediation of any property at which such a letter was received but subsequently revoked. The Company is currently involved in the active remediation of 139 of the retail sites sold in open market and auction sales and is actively seeking to sell the remaining 11 properties. During the period from the beginning of 1999 through 2001, the Company had expended $17 million to satisfy the obligations described above and as of December 31, 2001, had $26.6 million (December 31, 2000 - $6.1 million) accrued, net of reimbursements of $12.2 million (December 31, 2000 - $3.1 million), to satisfy those obligations in the future.

         Former Terminals. In December 1999, the Company sold 15 refined product terminals to a third party, but retained liability for environmental matters at four terminals and, with respect to the remaining eleven terminals, the first $250,000 per year of environmental liabilities for a period of six years up to a maximum of $1.5 million. As of December 31, 2001, the Company had expended $0.5 million on these obligations and has accrued $2.9 million (December 31, 2000 - $3.1 million) for these obligations in the future including additional investigative and administrative costs.

         Legal and Environmental Reserves. As a result of its normal course of business, the Company is a party to a number of legal and environmental proceedings. As of December 31, 2001, the Company had accrued a total of approximately $77 million (December 31, 2000 - $34 million), on an undiscounted basis, for legal and environmental-related obligations that may result from the matters noted above and other legal and environmental matters. The Company is of the opinion that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company. However, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

         Environmental Product Standards

         Reformulated Fuels. EPA regulations also require that reformulated gasoline and low sulfur diesel intended for all on-road consumers be produced for ozone non-attainment areas, including Chicago, Milwaukee and Houston, which are in the Company's direct market areas. In addition, because St. Louis is a voluntary participant in the EPA's ozone reduction program, reformulated gasoline and low sulfur diesel is also required in the St. Louis market area, another of the Company's direct market areas. Expenditures necessary to comply with existing reformulated fuels regulations are primarily discretionary. The Company's decision of whether or not to make these expenditures is driven by market conditions and economic factors. The reformulated fuels programs impose restrictions on properties of fuels to be refined and marketed, including those pertaining to gasoline volatility, oxygenate content, detergent addition and sulfur content. The restrictions on fuel properties vary in markets in which the Company operates, depending on attainment of air quality standards and the time of year. The Port Arthur and Hartford refineries can produce up to approximately 60% and 25%, respectively, of gasoline production in reformulated gasoline. Each refinery's maximum reformulated gasoline production may be limited by the clean fuels attainment of the Company's total refining system. The Port Arthur refinery's diesel production complies with the current on-road sulfur specification of 500 parts per million, or ppm.

         Tier 2 Motor Vehicle Emission Standards. In February 2000, the EPA promulgated the Tier 2 Motor Vehicle Emission Standards Final Rule for all passenger vehicles, establishing standards for sulfur content in gasoline. These regulations mandate that the sulfur content of gasoline at any refinery not exceed 30 ppm during any calendar year by January 1, 2006. These requirements will be phased in beginning on January 1, 2004. It is the Company's intent to meet these specifications from the Port Arthur and Lima refineries on a timely basis. However, the Company has concluded that there is no economically viable manner of reconfiguring the Hartford refinery to produce fuels which meet these new specifications and the new diesel fuel specifications discussed below. Modifications will be required at the Port Arthur and Lima refineries as a result of the Tier 2 standards. The Company believes, based on current estimates, that compliance with the new Tier 2 gasoline specifications will require capital expenditures in the aggregate through 2005 of approximately $175 million at those refineries. The Company's current estimate represents a decrease from its preliminary estimates due to the decision to close the Hartford refinery. More than 95% of the total investment to meet the Tier 2 gasoline specifications is expected to be incurred during 2002 through 2004 with the greatest concentration of spending occurring in 2003.

         Low Sulfur Diesel Standards. In January 2001, the EPA promulgated its on-road diesel regulations, which will require a 97% reduction in the sulfur content of diesel fuel sold for highway use by June 1, 2006, with full compliance by January 1, 2010. Refining industry groups have filed two lawsuits, which may delay implementation of the on-road diesel rule beyond 2006. The EPA has estimated that the overall cost to fuel producers of the reduction in sulfur content would be approximately $0.04 per gallon. The EPA has also announced its intention to review the sulfur content in diesel fuel sold to off-road consumers. If regulations are promulgated to regulate the sulfur content of off-road diesel, the Company expects the sulfur requirement to be either 500 ppm, which is the current on-road limit, or 15 ppm, which will be the future on-road limit. It is the Company's intent to meet these specifications from the Port Arthur and Lima refineries on a timely basis. However, the Company has concluded that there is no economically viable manner of reconfiguring the Hartford refinery to produce fuels which meet these new specifications and the new gasoline fuel specifications discussed above. The Company estimates capital expenditures in the aggregate through 2006 required to comply with the diesel standards at the Port Arthur and Lima refineries, utilizing existing technologies, is approximately $115 million. More than 90% of the projected investment is expected to be incurred during 2004 through 2006 with the greatest concentration of spending occurring in 2005. The Company has initiated a project at its Port Arthur refinery to comply with these new diesel fuel specifications in conjunction with an expansion of this refinery to 300,000 bpd. The Company is also evaluating potential projects to reconfigure the Lima refinery to process a more sour and heavier crude slate. The Company believes these projects, combined with the low sulfur gasoline and diesel fuel investments, will offer a reasonable return on capital.

         Maximum Available Control Technology. In September 1998, the EPA proposed regulations to implement Phase II of the petroleum refinery Maximum Achievable Control Technology rule under the federal Clean Air Act ("MACT II"), which regulates emissions of hazardous air pollutants from certain refinery units. Finalization of the MACT II regulations has been delayed in an attempt to harmonize the MACT II requirements with Tier 2 gasoline and low sulfur diesel requirements. If the MACT II regulations are finalized and implemented as proposed, in order to comply, the Company expects to spend approximately $45 million in the three years following their finalization with the greatest concentration of spending likely in 2003 and 2004.

         Other Commitments

         Crude Oil Purchase Commitment. In 1999, the Company sold crude oil linefill in the pipeline system supplying the Lima refinery. An agreement is in place that requires the Company to repurchase approximately 2.7 million barrels of crude oil in this pipeline system in September 2002 at the then current market prices, unless extended by mutual consent. The Company has hedged the price risk related to the repurchase obligations through the purchase of exchange-traded futures contracts.

19.      SUBSEQUENT EVENTS

         In February 2002, the Company hired Thomas D. O'Malley as chairman, chief executive officer, and president and William E. Hantke as chief financial officer. Accordingly, in 2002 the Company will recognize severance expenses related to the resignation of the officers who previously held these positions. Also in conjunction with this management change, two new stock incentive plans were approved by the Board of Directors.

         The 2002 Special Stock Incentive Plan was adopted in connection with the employment of Thomas D. O'Malley and allows for the issuance of stock options of Premcor Inc.'s common stock. Under this plan, 3,400,000 shares of Premcor Inc.'s common stock may be awarded for stock options granted. As of March 2002, 2,200,000 stock options had been granted at an exercise price of $10 per share. The 2002 Equity Incentive Plan was adopted to award key employees, directors, and consultants with various stock options, stock appreciation rights, restricted stock, performance-based awards and other common stock based awards of Premcor Inc.'s common stock. Under the 2002 Equity Incentive Plan 1,500,000 shares of Premcor Inc.'s common stock may be awarded for stock options granted under this plan, of which 350,000 stock options were granted at an exercise price of $10 per share as of March of 2002.

         The Company approved a plan to discontinue refining operations at the Hartford refinery in October 2002. Although the Hartford refinery has contributed to the Company's earnings in the past, the Company has concluded that there is no economically viable manner of reconfiguring the refinery to produce fuels which meet new gasoline and diesel fuel standards mandated by the federal government. The Company plans to record a pretax charge to earnings of approximately $120 million in the first quarter of 2002 which includes $65 million representing a non-cash asset write-down and $55 million related primarily to accruals for employee severance, other shutdown costs and future environmental expenses. The actual cash payment of these costs would occur over several years following the shutdown.

                          INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of Premcor USA Inc.:

       We have audited the consolidated financial statements of Premcor USA Inc. as of December 31, 2000 and 2001, and for each of the three years in the period ended December 31, 2001 and have issued our report thereon dated February 11, 2002 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





DELOITTE & TOUCHE LLP

St. Louis, Missouri
February 11, 2002

                                PREMCOR USA INC.

               SCHEDULE I--CONDENSED INFORMATION OF THE REGISTRANT
                       PARENT COMPANY ONLY BALANCE SHEETS
                     (DOLLARS IN MILLIONS EXCEPT SHARE DATA)

                                                                                           DECEMBER 31,
                                                                                        ------------------
                                                                                          2000      2001
                                                                                        -------    -------
                                       ASSETS
CURRENT ASSETS:
     Cash and cash equivalents......................................................    $  38.9    $  25.4
     Receivables from affiliates....................................................       25.4       32.7
                                                                                        -------    -------
        Total current assets........................................................       64.3       58.1

INVESTMENT IN AFFILIATED COMPANIES .................................................      234.0      232.9
DEFERRED INCOME TAXES ..............................................................       17.3       30.5
OTHER ASSETS .......................................................................        2.7        1.7
                                                                                        -------    -------
                                                                                        $ 318.3    $ 323.2
                                                                                        =======    =======

                        LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
     Accrued expenses and other.....................................................    $   2.2    $   1.9
     Income taxes payable...........................................................        0.3        4.7
     Payables to affiliates.........................................................        7.2        4.6
                                                                                        -------    -------
        Total current liabilities...................................................        9.7       11.2

LONG-TERM DEBT .....................................................................      175.0      148.7

EXCHANGEABLE PREFERRED STOCK
   ($0.01 par value per share; 250,000 shares authorized; 88,110 shares issued
     and outstanding in 2000 and 92,284 shares issued and outstanding in 2001)......       90.6       94.8

COMMON STOCKHOLDER'S EQUITY:
     Common, $0.01 par value, 1,000 shares authorized and 100 shares issued
        and outstanding.............................................................      --         --
     Paid-in capital................................................................      206.4      206.4
     Retained deficit...............................................................     (163.4)    (137.9)
                                                                                        -------    --------
        Total stockholder's equity..................................................       43.0       68.5
                                                                                        -------    -------
                                                                                        $ 318.3    $ 323.2
                                                                                        =======    =======










        See accompanying note to non-consolidated financial statements.

                                PREMCOR USA INC.

               SCHEDULE I--CONDENSED INFORMATION OF THE REGISTRANT
                  PARENT COMPANY ONLY STATEMENTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

                                                                                      FOR THE YEAR ENDED
                                                                                        DECEMBER 31,
                                                                                 -----------------------------
                                                                                   1999     2000      2001
                                                                                   ----     ----      ----
Revenues:
     Equity in net income (loss) of affiliates .............................       $  (0.6) $  80.1  $  24.6

Expenses:
     General and administrative expenses....................................           0.2      0.2     --
     Interest and finance expense...........................................         (19.6)   (19.6)   (18.6)
     Interest income........................................................           0.4      1.7      1.6
                                                                                   -------  -------  -------

Income (loss) before income taxes and extraordinary item ...................         (20.0)    62.0      7.6

     Income tax (provision) benefit.........................................          (3.9)    23.7     23.7
                                                                                   -------  -------  -------

Income (loss) before extraordinary item                                              (23.9)    85.7     31.3

     Gain on repurchase of long-term debt, net of taxes of $2.5.............           --     --         4.6
                                                                                   -------  ------   -------

Net income (loss)...........................................................         (23.9)    85.7     35.9

     Preferred stock dividends..............................................          (8.6)    (9.6)   (10.4)
                                                                                   -------  -------  -------

Net income (loss) available to common stockholder ..........................       $ (32.5) $  76.1  $  25.5
                                                                                   =======  =======  =======




















        See accompanying note to non-consolidated financial statements.

                                PREMCOR USA INC.

               SCHEDULE I--CONDENSED INFORMATION OF THE REGISTRANT
                  PARENT COMPANY ONLY STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)

                                                                                     FOR THE YEAR ENDED
                                                                                          DECEMBER 31,
                                                                                 --------------------------------
                                                                                   1999       2000       2001
                                                                                   ----       ----       ----
Cash flows from operating activities:
   Net income (loss).....................................................        $(23.9)   $  85.7    $  35.9
   Extraordinary item....................................................          --         --         (4.6)

   Adjustments:
     Equity in net income (loss) of affiliates...........................           0.6      (80.1)     (24.6)
     Amortization                                                                   0.6        0.6        0.5
     Deferred income taxes...............................................           --        (17.1)     (15.7)
     Other ..............................................................          (1.3)      (0.1)      --
   Cash reinvested in working capital
     Accounts receivable, prepaid expenses and other.....................           --         --          --
     Receivables from and payables to affiliates.........................           9.0       (6.8)      (9.9)
     Accrued liabilities and other.......................................          (0.3)       0.1       (0.3)
     Income taxes payable................................................           0.1        0.2        4.4
                                                                                 ------    -------    -------
          Net cash used in operating activities..........................         (15.2)     (17.5)     (14.3)
                                                                                 ------    -------    -------

Cash flows from financing activities:
     Repurchase of long-term debt .......................................          --         --        (24.7)
     Repurchase of common stock .........................................          (3.5)      --         --
     Capital contribution returned from affiliate .......................          39.0       35.5       25.8
     Proceeds from sale of common stock..................................           0.6       --         --
     Preferred stock dividend ...........................................          --         --         (0.3)
                                                                                 -----     ------     -------
          Net cash provided by financing activities......................          36.1       35.5        0.8
                                                                                 ------    -------    -------

Net increase (decrease) in cash and cash equivalents.....................          20.9       18.0      (13.5)
Cash and cash equivalents, beginning of period...........................          --         20.9       38.9
                                                                                 -----     -------    -------
Cash and cash equivalents, end of period.................................        $ 20.9    $  38.9    $  25.4
                                                                                 ======    ========   =======
















        See accompanying note to non-consolidated financial statements.

                                PREMCOR USA INC.

               SCHEDULE I--CONDENSED INFORMATION OF THE REGISTRANT
                NOTE TO PARENT COMPANY ONLY FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

1.   BASIS OF CONSOLIDATION

     These unaudited parent company only financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, except that they are on a non-consolidated basis for the purpose of complying with Article 12 of regulation S-X. Accordingly, they do not include all the information and disclosure required by the accounting principles generally accepted in the United States of America for complete financial statements. Premcor USA's non-consolidated operations include a 100% equity interest in The Premcor Refining Group Inc. and subsidiaries and The Premcor Pipeline Co.

     For further information, refer to the consolidated financial statements, including the notes thereto, included in this Form 10-K.


2.   LONG-TERM DEBT

     In 2001, The Premcor Pipeline Co. purchased $4.3 million in face value of the Company's 10 7/8% Senior Notes. The Premcor Pipeline Co.'s investment and the Company's long-term debt are eliminated in consolidation producing a $0.9 million extraordinary gain ($0.5 million net of taxes) that is not reflected in the parent company only financial statements.

                                PREMCOR USA INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                              (DOLLARS IN MILLIONS)


                                                BALANCE AT
                                                BEGINNING         CHARGED TO        NET CASH       BALANCE AT END
                                                 OF YEAR           EXPENSE           OUTLAYS          OF YEAR
                                                -----------       ----------        --------       --------------
ASSET RESERVE:
Accounts receivable.......................        $   1.3           $    --           $    --          $   1.3

LIABILITY RESERVE:
Blue Island refinery closure reserve......        $    --           $  69.1           $ (32.6)         $  36.5

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                   PREMCOR USA INC.
                                   (Registrant)


                                   By: /s/  Dennis R. Eichholz
                                       ---------------------------------------
                                   Dennis R. Eichholz
                                   Senior Vice President - Finance and
                                   Controller (principal accounting officer)

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON MARCH 29, 2002

             SIGNATURE                                           TITLE                                    DATE
             ---------                                           -----                                    ----
                                          Chairman of the Board, President, and Chief
                 *                        Executive Officer
-------------------------------------     (principal executive officer)
         Thomas D. O'Malley                                                                         March 29, 2002
                                                                                                  ------------------

       /s/ William E. Hantke              Executive Vice President and Chief Financial
-------------------------------------     Officer (principal financial officer)
         William E. Hantke                                                                          March 29, 2002
                                                                                                  ------------------

       /s/ Dennis R. Eichholz             Senior Vice President - Finance and Controller
-------------------------------------     (principal accounting officer)                            March 29, 2002
         Dennis R. Eichholz                                                                       ------------------

                 *
-------------------------------------
           David I. Foley                 Director                                                  March 29, 2002
                                                                                                  ------------------

                 *
-------------------------------------
         Robert L. Friedman               Director                                                  March 29, 2002
                                                                                                  ------------------

                 *
-------------------------------------
         Richard C. Lappin                Director                                                  March 29, 2002
                                                                                                  ------------------

                 *
-------------------------------------
           Marshall Cohen                 Director                                                  March 29, 2002
                                                                                                  ------------------

                 *
-------------------------------------
         Jefferson F. Allen               Director                                                  March 29, 2002
                                                                                                  ------------------

       /s/ Wilkes McClave III
-------------------------------------
         Wilkes McClave III               Director                                                  March 29, 2002
                                                                                                  ------------------


*By:  /s/ Jeffry N. Quinn
-------------------------------------
          Jeffry N. Quinn
          Attorney-in-Fact

ORIGINAL POWERS OF ATTORNEY AUTHORIZING WILLIAM E. HANTKE AND JEFFRY N. QUINN, AND EACH OF THEM, TO SIGN THIS ANNUAL REPORT ON FORM 10-K AND AMENDMENTS THERETO ON BEHALF OF THE ABOVE-NAMED PERSONS HAVE BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AS EXHIBIT 24 TO THIS REPORT.