Form 10-Q
period 2002-03-31
PREMCOR USA INC
filed 2002-05-13
CIK 898444

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                         Commission file number 1-13514

                                PREMCOR USA INC.
             (Exact name of registrant as specified in its charter)


                 Delaware                                    43-1495734
      (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                    Identification No.)

       1700 East Putnam Avenue
               Suite 500                                        06870
      Old Greenwich, Connecticut                             (Zip Code)
(Address of principal executive offices)


        Registrant's telephone number, including area code (203) 698-7500

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

     Number of shares of registrant's common stock, $0.01 par value, outstanding as of May 10, 2002, 100, all of which were owned by Premcor Inc.

--------------------------------------------------------------------------------

                                Premcor USA Inc.
                                    Form 10-Q
                                 March 31, 2002
                                Table of Contents

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        Independent Accountants' Report ...................................................................   1
        Consolidated Balance Sheets as of December 31, 2001 and March 31, 2002 ............................   2
        Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and 2002 ..........   3
        Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2002 ..........   4
        Notes to Consolidated Financial Statements ........................................................   5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations .............  11

Item 3. Quantitative and Qualitative Disclosures about Market Risk ........................................  19


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings .................................................................................  20

Item 6. Exhibits and Reports on Form 8-K ..................................................................  21

        Signature

FORM 10-Q - PART I
ITEM 1. FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

To the Board of Directors of Premcor USA Inc.:


We have reviewed the accompanying consolidated balance sheet of Premcor USA Inc. and subsidiaries (the "Company") as of March 31, 2002, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2001, and the related consolidated statements of operations, stockholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2002 (March 5, 2002 as to Note 15 and 19), we expressed an unqualified opinion on those consolidated financial statements.

Deloitte & Touche LLP

St. Louis, Missouri
May 8, 2002

                        PREMCOR USA INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (dollars in millions, except share data)

                                                                            December 31,       March 31,
                                                                                2001             2002
                                                                            ------------      -----------
                                                                                              (unaudited)
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .............................................   $   285.2         $   233.1
   Short-term investments ................................................         1.7               1.7
   Accounts receivable ...................................................       148.3             214.7
   Receivable from affiliates ............................................        70.2              74.5
   Inventories ...........................................................       278.2             316.3
   Prepaid expenses and other ............................................        31.2              38.1
   Net assets held for sale ..............................................          --              61.0
                                                                             ---------         ---------
      Total current assets ...............................................       814.8             939.4

PROPERTY, PLANT AND EQUIPMENT, NET .......................................       667.2             551.4
DEFERRED INCOME TAXES ....................................................        23.9              80.9
NOTE RECEIVABLE FROM AFFILIATE ...........................................         4.9               2.4
OTHER ASSETS .............................................................       128.1             135.0
                                                                             ---------         ---------
                                                                             $ 1,638.9         $ 1,709.1
                                                                             =========         =========

                   LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable ......................................................   $   284.1         $   334.6
   Payable to affiliates .................................................        42.0              91.1
   Accrued expenses and other ............................................        80.7             105.9
   Accrued taxes other than income .......................................        30.8              23.4
                                                                             ---------         ---------
      Total current liabilities ..........................................       437.6             555.0

LONG-TERM DEBT ...........................................................       928.4             928.5
OTHER LONG-TERM LIABILITIES ..............................................       109.1             143.8
COMMITMENTS AND CONTINGENCIES ............................................          --                --

EXCHANGEABLE PREFERRED STOCK
   ($.01 par value per share; 250,000 shares authorized;
     92,284 shares issued and outstanding in 2001 and 2002) ..............        94.8              97.3

STOCKHOLDER'S EQUITY:
   Common stock ($0.01 par value per share;
     100 shares authorized, issued and outstanding) ......................          --                --
   Paid-in capital .......................................................       206.4             213.9
   Retained deficit ......................................................      (137.4)           (229.4)
                                                                             ---------         ---------
      Total common stockholder's equity ..................................        69.0             (15.5)
                                                                             ---------         ---------
                                                                             $ 1,638.9         $ 1,709.1
                                                                             =========         =========

   The accompanying notes are an integral part of these financial statements.

                        PREMCOR USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                        (unaudited, dollars in millions)

                                                                         For the Three Months
                                                                            Ended March 31,
                                                                      --------------------------
                                                                         2001            2002
                                                                      ----------      ----------
NET SALES AND OPERATING REVENUES ..................................   $  1,717.7      $  1,255.9

EXPENSES:
   Cost of sales ..................................................      1,550.5         1,122.7
   Operating expenses .............................................         91.7            88.4
   General and administrative expenses ............................         11.6            14.9
   Depreciation ...................................................          8.3             7.2
   Amortization ...................................................          8.6             9.8
   Refinery restructuring and other charges .......................        150.0           142.0
                                                                      ----------      ----------
                                                                         1,820.7         1,385.0
                                                                      ----------      ----------

OPERATING LOSS ....................................................       (103.0)         (129.1)

   Interest and finance expense ...................................        (25.2)          (20.0)
   Interest income ................................................          3.5             2.9
                                                                      ----------      ----------

LOSS FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES .....................................................       (124.7)         (146.2)

   Income tax benefit .............................................         73.9            56.7
                                                                      ----------      ----------

LOSS FROM CONTINUING OPERATIONS ...................................        (50.8)          (89.5)

 Discontinued operations:
   Loss from operations, net of tax benefit of $5.5 ...............         (8.5)             --
                                                                      ----------      ----------

NET LOSS ..........................................................        (59.3)          (89.5)

   Preferred stock dividends ......................................         (2.5)           (2.5)
                                                                      ----------      ----------

NET LOSS AVAILABLE TO COMMON STOCKHOLDER ..........................   $    (61.8)     $    (92.0)
                                                                      ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                        PREMCOR USA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (unaudited, dollars in millions)


                                                                                       For the Three Months
                                                                                          Ended March 31,
                                                                                      ----------------------
                                                                                         2001         2002
                                                                                      ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ..........................................................................   $  (59.3)    $  (89.5)
 Discontinued operations ...........................................................        8.5           --
  Adjustments
   Depreciation ....................................................................        8.3          7.2
   Amortization ....................................................................       10.4         11.6
   Deferred taxes ..................................................................      (65.6)       (57.0)
   Refinery restructuring and other charges ........................................      121.1        101.2
   Other, net ......................................................................        0.5         10.2

  Cash provided by (reinvested in) working capital -
   Accounts receivable, prepaid expenses and other .................................       33.1        (73.3)
   Inventories .....................................................................      (14.6)       (38.1)
   Accounts payable, accrued expenses and taxes other than income ..................      (71.8)        68.9
   Affiliate receivables and payables ..............................................       22.4         47.3
                                                                                      ---------     --------
   Net cash used in operating activities of continuing operations ..................       (7.0)       (11.5)
   Net cash used in operating activities of discontinued operations ................       (2.5)        (1.5)
                                                                                      ---------     --------
   Net cash used in operating activities ...........................................       (9.5)       (13.0)
                                                                                      ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for property, plant, and equipment ..................................      (13.7)       (14.4)
  Expenditures for turnaround ......................................................      (29.8)       (27.5)
  Cash and cash equivalents restricted for investment in capital additions .........         --          3.2
  Purchases of short-term investments ..............................................       (1.7)          --
  Sales and maturities of short-term investments ...................................        1.7           --
                                                                                      ---------     --------
           Net cash used in investing activities ...................................      (43.5)       (38.7)
                                                                                      ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital lease payments ...........................................................       (0.4)        (0.4)
                                                                                      ---------     --------
           Net cash used in financing activities ...................................       (0.4)        (0.4)
                                                                                      ---------     --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..........................................      (53.4)       (52.1)
CASH AND CASH EQUIVALENTS, beginning of period .....................................      253.7        285.2
                                                                                      ---------     --------
CASH AND CASH EQUIVALENTS, end of period ...........................................  $   200.3     $  233.1
                                                                                      =========     ========

        The accompanying notes are an integral part of these statements.

FORM 10-Q - PART I
ITEM 1 FINANCIAL STATEMENTS (continued)

Premcor USA Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2002
(tabular dollar amounts in millions of U.S. dollars)

1.   Basis of Preparation

     Premcor USA Inc. is a privately held company with two wholly owned subsidiaries, The Premcor Refining Group Inc. ("Premcor Refining Group") and The Premcor Pipeline Co. Premcor USA Inc. is 100% owned by Premcor Inc.

     On February 28, 2002, the Company announced its intention to discontinue operations of its 70,000 barrel per day Hartford refinery in October 2002. The Company has concluded that there is no economically viable manner of reconfiguring the refinery to produce fuels which meet the new gasoline and diesel fuel specifications mandated by the federal government. During the period prior to closing the refinery, the focus will continue to be on employee safety and environmental performance. Additionally, the Company intends to pursue all opportunities, including a sale of the refinery, to mitigate loss of jobs and refining capacity in the Midwest.

     The accompanying unaudited consolidated financial statements of Premcor USA Inc. and subsidiaries (the "Company") are presented pursuant to the rules and regulations of the Securities and Exchange Commission in accordance with the disclosure requirements for Form 10-Q. In the opinion of the management of the Company, the unaudited consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the results for the interim periods presented. Operating results for the three-month period ended March 31, 2002 were not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited financial statements should be read in conjunction with the audited financial statements and notes included in the Company's 2001 Annual Report on Form 10-K.

2.   New and Proposed Accounting Standards

     On January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The adoption of these standards did not have a material impact on the Company's financial position and results of operations; however, SFAS No. 144 was utilized in the accounting for the Company's announced intention to discontinue refining operations at the Hartford, Illinois refinery in October 2002. See Note 3, Refinery Restructuring and Other Charges for details of the Hartford refinery shutdown.

     In July 2001, the Financial Accounting Standards Board approved SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses when a liability should be recorded for asset retirement obligations and how to measure this liability. The initial recording of a liability for an asset retirement obligation will require the recording of a corresponding asset that will be required to be amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The implementation of SFAS No. 143 is not expected to have a material impact on the Company's financial position or results of operations.

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an exposure draft of a proposed statement of position ("SOP") entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. If adopted as proposed, this SOP will require companies to expense as incurred turnaround costs, which it terms as "the non-capital portion of major maintenance costs." Adoption of the proposed SOP would require that any existing unamortized turnaround costs be expensed immediately. If this proposed change were in effect at March 31, 2002, the Company would have been required to write-off unamortized turnaround costs of approximately $110 million. Unamortized turnaround costs will change in 2002 as maintenance turnarounds are performed and past maintenance turnarounds are amortized. If adopted in its present form, charges related to this proposed change would be taken in the first quarter of 2003 and would be reported as a cumulative effect of an accounting change, net of income tax, in the consolidated statements of operations.

3.   Refinery Restructuring and Other Charges

     In the first quarter of 2002, the Company recorded refinery restructuring and other charges of $142.0 million. This charge consisted of a $131.2 million charge related to the announced shutdown of refining operations at the Hartford, Illinois refinery in October 2002, a $15.8 million charge related to the restructuring of the Company's management team, and income of $5.0 million related to the sale of a portion of the Blue Island refinery assets previously written off. In 2001, refinery restructuring and other charges consisted of a $150.0 million charge related to the January 2001 closure of the Company's Blue Island, Illinois refinery.

     Company Management Restructuring

     In February 2002, the Company began the restructuring of its executive management team and subsequently its administrative functions with the hiring of Thomas D. O'Malley as chairman, chief executive officer, and president and William E. Hantke as executive vice president and chief financial officer. In the first quarter of 2002, related to the resignation of the officers who previously held these positions, the Company recognized severance expense of $5.0 million and non-cash compensation expense of $5.8 million resulting from modifications of stock option terms. In addition, the Company incurred a charge of $5.0 million for the cancellation of a monitoring agreement with an affiliate of Blackstone. The Company will recognize additional expenses in the second quarter of 2002 in relation to the continued restructuring of the Company's administrative functions.

     Hartford Refinery

     In February 2002, the Company announced that it would shutdown refining operations at the Hartford, Illinois refinery in October 2002. Although the Hartford refinery has contributed to the Company's earnings in the past, the Company has concluded that there is no economically viable manner of reconfiguring the refinery to produce fuels which meet new gasoline and diesel fuel standards mandated by the federal government. Additionally, the Company intends to pursue all other options including the sale of the refinery, to mitigate the loss of jobs and refinery capacity in the Midwest. Since the Hartford refinery operation had been only marginally profitable over the last 10 years and since substantial investment would be required to meet new required product specifications in the future, the Company's reduced refining capacity resulting from the shutdown is not expected to have a significant negative impact on net income or cash flow from operations. The only anticipated effect on net income and cash flow in the future will result from the actual shutdown process, including recovery of realizable asset value, and subsequent environmental site remediation, which will occur over a number of years. Unless there is a need to adjust the shutdown reserve in the future, there should be no significant effect on net income beyond 2002.

     A pretax charge of $131.2 million was recorded in the first quarter of 2002. This charge included $73.6 million of non-cash asset write-offs in excess of an estimated $61.0 million net realizable value. The net realizable value was recorded as a current asset under the caption assets held for sale on the balance sheet. The total charge also included a reserve for future costs of $57.6 million, consisting of $16.6 million for employee severance, $8.0 million for the safe shutdown of operations, and $33.0 million for site clean-up and other environmental matters.

     Management adopted an exit plan that details the shutdown of the process units at the refinery and the subsequent environmental remediation of the site. The shutdown of the process units will be completed in the fourth quarter of 2002. The Company estimates that 315 employees, both hourly (covered by collective bargaining agreements) and salaried, will be terminated due to this shutdown, 98% of which will be terminated in October of 2002. The site clean-up and environmental reserve takes into account costs that are reasonably foreseeable at this time. As the site remediation plan is refined and work is performed, further adjustments of the reserve may be necessary.

     Blue Island Closure Reserve

     In the first quarter of 2002 the Company sold certain of the Blue Island refinery equipment for proceeds of $5.0 million. Since no salvage value was previously recorded, the proceeds from the sale were recorded as a reduction in the restructuring charge. The Blue Island restructuring reserve balance and net cash activity as of March 31, 2002 is as follows:

                                                      Reserve as of                 Reserve as of
                                                       December 31,     Net Cash      March 31,
                                                           2001          Outlay         2002
                                                      -------------    ----------   -------------
     Employee severance ............................     $   2.1        $    0.9       $   1.2
     Plant closure/equipment remediation ...........        13.9             1.3          12.6
     Site clean-up/environmental matters ...........        20.5             1.2          19.3
                                                         -------        --------       -------
                                                         $  36.5        $    3.4       $  33.1
                                                         =======        ========       =======

     The Company expects to spend approximately $16 million in 2002 related to the reserve for future costs, with the majority of the remainder to be spent over the next several years. The site clean-up and environmental reserve takes into account costs that are reasonably foreseeable at this time. As the site remediation plan is finalized and work is performed, further adjustments of the reserve may be necessary.

4.   Inventories

     The carrying value of inventories consisted of the following:

                                                                  December 31,     March 31,
                                                                      2001            2002
                                                                  ------------    -----------
       Crude oil ...............................................    $   38.9       $   73.1
       Refined products and blendstocks ........................       217.1          221.3
       Warehouse stock and other ...............................        22.2           21.9
                                                                    --------       --------
                                                                    $  278.2       $  316.3
                                                                    ========        ========

     The market value of crude oil, refined products and blendstocks inventories at March 31, 2002 was approximately $114.0 million (December 31, 2001 - $4.9 million) above carrying value.

5.   Other Assets

     Other assets consisted of the following:

                                                                  December 31,     March 31,
                                                                      2001            2002
                                                                  ------------    -----------
     Deferred turnaround costs .................................    $   97.9       $  109.8
     Deferred financing costs ..................................        18.4           16.7
     Cash restricted for investment in capital additions .......         9.9            6.7
     Other .....................................................         1.9            1.8
                                                                    --------       --------
                                                                    $  128.1       $  135.0
                                                                    ========       ========

     Amortization of deferred financing costs for the three-month period ended March 31, 2002 was $1.7 million (2001 - $2.2 million) and was included in "Interest and finance expense".

6.   Related Party Transactions

     Port Arthur Coker Company L.P.

     The Company and Port Arthur Coker Company L.P. the, (the "Port Arthur Coker Company") have entered into certain agreements associated with the operations between the coking, hydrocracking, and sulfur removal facilities of the Port Arthur Coker Company and the Company's Port Arthur refinery. Port Arthur Coker Company's general partner, Sabine River Holding

Corp., is 90% owned by Premcor Inc. Balances and activity related to a services and supply, product purchase, and ancillary lease agreement between the Company and Port Arthur Coker Company were as follows:

     As of March 31, 2002, the Company had an outstanding receivable from Port Arthur Coker Company of $31.0 million (December 31, 2001 - $26.8 million) and a payable to Port Arthur Coker Company of $62.5 million (December 31, 2001 - $25.1 million) related to ongoing operations. As of March 31, 2002, the Company had a note receivable from Port Arthur Coker Company of $5.0 million (December 31, 2001 - $7.7 million) related to construction management services of which $2.4 million (December 31, 2001 - $4.9 million) was accounted for as a long-term asset and the remainder as a current asset.

     The Company generated $27.6 million and $40.8 million in revenues for the three-month periods ended March 31, 2002 and 2001, respectively, related to lease and pipeline tariff fees and to the sale of feedstocks and hydrogen to Port Arthur Coker Company. The Company incurred $418.6 million and $496.0 million in costs of sales for purchases of finished and intermediate refined products and crude oil from Port Arthur Coker Company for the three-month periods ended March 31, 2002 and 2001, respectively. The Company recorded reimbursements of operating expenses of $9.1 million and $14.6 million for services provided to Port Arthur Coker Company for the three-month periods ended March 31, 2002 and 2001, respectively.

7.   Exchangeable Preferred Stock

     Dividends related to the Exchangeable Preferred Stock for the three months ended March 31, 2002 and 2001 were paid by issuing additional shares of Exchangeable Preferred Stock. On April 1, 2002, the Company converted all of the 11 1/2% Exchangeable Preferred Stock for 11 1/2% Subordinated Debentures due October 2009. The Company may pay the interest on these debentures in-kind until April 1, 2003, at which time it is required to make cash interest payments.

8.   Interest and Finance Expense

     Interest and finance expense included in the statements of operations consisted of the following:

                                               For the Three Months
                                                  Ended March 31,
                                               --------------------
                                                 2001         2002
                                               -------      -------
         Interest expense ..................   $  23.7      $  20.0
         Financing costs ...................       2.2          1.7
         Capitalized interest ..............      (0.7)        (1.7)
                                               -------      -------
                                               $  25.2      $  20.0
                                               =======      =======

     Cash paid for interest for the three- month period ended March 31, 2002 was $16.5 million (2001 - $19.3 million).

9.   Income Taxes

     The Company made no net cash income tax payments nor received any net cash income tax refunds during the first quarter of 2002 (2001 - $2.1 million net cash refunds). The income tax benefit of $73.9 million on the loss from continuing operations before income taxes for the three month period ended March 31, 2001 included the effect of a decrease of $30.0 million in the deferred tax valuation allowance. During the first quarter of 2001, the Company reversed its remaining deferred tax valuation allowance as a result of the Company's analysis of the likelihood of realizing the future tax benefit of its federal and state tax loss carryforwards, alternative minimum tax credits and federal and state business tax credits.

10.  Discontinued Operations

     In 2001, the Company recorded a pretax charge of $14.0 million, $8.5 million net of income taxes, related to the environmental liabilities of the discontinued retail operations. This charge represented an increase in estimate regarding the Company's environmental clean up obligation and was prompted by the availability of new information concerning site by site clean up plans and changing postures of state regulatory agencies.

11.  Stock Option Plans

     In conjunction with the management change discussed in Note 3 above, Premcor Inc. adopted two new stock incentive plans. The 2002 Special Stock Incentive Plan was adopted in connection with the employment of Thomas D. O'Malley and allows for the issuance of options for the purchase of Premcor Inc. common stock. Under this plan, options on 3,400,000 shares of Premcor Inc. common stock may be awarded. As of March 31, 2002, options on 2,200,000 shares of Premcor Inc. common stock had been granted at an exercise price of $10 per share, vesting 1/3 on each of the first three anniversaries of the date of grant. The 2002 Equity Incentive Plan was adopted to award key employees, directors, and consultants with various stock options, stock appreciation rights, restricted stock, performance-based awards and other common stock based awards of Premcor Inc. common stock. Under the 2002 Equity Incentive Plan, options on 1,500,000 shares of Premcor Inc. common stock may be awarded. As of March 31, 2002, options on 350,000 shares of Premcor Inc. common stock were granted at an exercise price of $10 per share. Options granted under this plan vest 1/3 on each of the first three anniversaries of the date of grant.

     As a result of the granting of these options as well as the modification of terms for the options previously granted under the 1999 Stock Incentive Plan to severed employees, the Company will record in the aggregate non-cash compensation expense and additional paid-in capital from Premcor Inc. of $36.3 million over the applicable vesting periods. As of March 31, 2002, the Company recorded $7.5 million of non-cash compensation expense and paid-in capital related to these options. Of this amount, $5.8 million related to modifications of the exercise period of options for certain executives severed during the restructuring. This amount is included in "refinery restructuring and other charges". The remaining $1.7 million is related to option grants under the two new plans described above and is included in "general and administrative expenses".

12.  Commitments and Contingencies

     Legal and Environmental

     As a result of its activities, the Company is the subject of a number of material pending legal proceedings, including proceedings related to environmental matters. All such matters with material changes during the three months ended March 31, 2002 or to which a governmental authority is a party and which involve potential monetary sanctions of $100,000 or greater are described below.

     Blue Island: Federal and State Enforcement. In September 1998, the federal government filed a complaint, United States v. Clark Refining & Marketing, Inc., alleging that the Blue Island refinery violated federal environmental laws relating to air, water and solid waste. The Illinois Attorney General intervened in the case. The State of Illinois and Cook County had also brought an action several years earlier, People ex rel. Ryan v. Clark Refining & Marketing, Inc., also alleging violations under environmental laws. In the first quarter of 2002, the Company reached an agreement to settle both cases. The consent order in the state case was formally approved and entered by the state court judge on April 8, 2002, and it is anticipated that the federal court will approve the proposed settlement in the second quarter of 2002. The consent order in the federal case requires the payment of $6.25 million as a civil penalty and requires limited ongoing monitoring at the now-idled refinery. The Company has accrued for this obligation in its legal and environmental reserves. The consent order in the state case requires an ongoing tank inspection program along with enhanced reporting obligations and requires that the parties enter a process to complete an appropriate site remediation program at the Blue Island refinery. The consent orders dispose of both the federal and state cases.

     Legal and Environmental Reserves. As a result of its normal course of business, the Company is a party to a number of legal and environmental proceedings. As of March 31, 2002, the Company had accrued a total of approximately $74 million (December 31, 2001 - $77 million), on an undiscounted basis, for legal and environmental-related obligations that may result from the matters noted above and other legal and environmental matters. The Company is of the opinion that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company. However, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

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

     Low Sulfur Diesel Standards. In January 2001, the EPA promulgated its on-road diesel regulations, which will require a 97% reduction in the sulfur content of diesel fuel sold for highway use by June 1, 2006, with full compliance by January 1, 2010. The EPA has estimated that the overall cost to fuel producers of the reduction in sulfur content would be approximately $0.04 per gallon. The EPA has also announced its intention to review the sulfur content in diesel fuel sold to off-road consumers. If regulations are promulgated to regulate the sulfur content of off-road diesel, the Company expects the sulfur requirement to be either 500 ppm, which is the current on-road limit, or 15 ppm, which will be the future on-road limit. It is the Company's intent to meet these specifications from the Port Arthur and Lima refineries on a timely basis. The Company estimates capital expenditures in the aggregate through 2006 required to comply with the diesel standards at our Port Arthur and Lima refineries, utilizing existing technologies, is approximately $115 million. More than 90% of the projected investment is expected to be incurred during 2004 through 2006 with the greatest concentration of spending occurring in 2005.

     Maximum Available Control Technology. On April 11, 2002, the EPA promulgated regulations to implement Phase II of the petroleum refinery Maximum Achievable Control Technology rule under the federal Clean Air Act, referred to as MACT II, which regulates emissions of hazardous air pollutants from certain refinery units. The Company expects to spend approximately $45 million in the next three years related to these new regulations with the greatest concentration of spending likely in 2003 and 2004.

     Other Commitments

     Crude Oil Purchase Commitment. In 1999, the Company sold crude oil linefill in the pipeline system supplying the Lima refinery. An agreement is in place that requires the Company to repurchase approximately 2.7 million barrels of crude oil in this pipeline system on September 30, 2002 at then current market prices. The Company has hedged the economic price risk related to the repurchase obligations through the purchase of exchange-traded futures contracts.

13.  Subsequent Events

     On May 3, 2002, Premcor Inc. completed an initial public offering of 20.7 million shares of common stock. The initial public offering, plus the concurrent purchases of 850,000 shares in the aggregate by Thomas D. O'Malley, the Company's chairman of the board, chief executive officer and president, and two directors of the Company, netted proceeds to Premcor Inc. of approximately $482 million. The proceeds from the offering are committed to retire debt of its subsidiaries.

     On May 3, 2002, Premcor Refining Group called for the redemption on its 9 1/2% Senior Notes due 2004. The notes will be redeemed at par on June 3, 2002. Additionally, the Company, gave notice of redemption on May 8, 2002 with respect to its 10 7/8% Senior Notes due 2005. The notes will be redeemed on June 7, 2002 at 103.625% of their principal amount.

     On May 9, 2002, Premcor Inc. effected the open market purchase of $50.1 million in aggregate principal amount of the Company's 11 1/2% Subordinated Debentures at 105.75% of their principal amount. The transaction is expected to settle on May 14, 2002.

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

     Even though we believe our expectations regarding future events are based on reasonable assumptions, forward-looking statements are not guarantees of future performance. Important factors that could cause actual results to differ materially from those contained in our forward-looking statements include, among others, changes in:

..    Industry-wide refining margins;
..    Crude oil and other raw material costs, embargoes, industry expenditures for the discovery and production of crude oil, and military conflicts between, or internal instability in, one or more oil-producing countries, and governmental actions;
..    Market volatility due to world and regional events;
..    Availability and cost of debt and equity financing;
..    Labor relations;
..    U.S. and world economic conditions;
..    Supply and demand for refined petroleum products;
..    Reliability and efficiency of our operating facilities which are effected by such potential hazards as equipment malfunctions, plant construction/repair delays, explosions, fires, oil spills and the impact of severe weather;
..    Actions taken by competitors which may include both pricing and expansion or retirement of refinery capacity;
..    Civil, criminal, regulatory or administrative actions, claims or proceedings and regulations dealing with protection of the environment, including refined petroleum product composition and characteristics;
..    Other unpredictable or unknown factors not discussed.

     Because of all of these uncertainties, and others, you should not place undue reliance on our forward-looking statements.

Results of Operations

     The following tables reflects our financial and operating highlights for the three-month periods ended March 31, 2001 and 2002.

                          Financial Results                      For the Three Months Ended
                   (in millions, except as noted)                          March 31,
                                                                ----------------------------
                                                                    2001            2002
                                                                ------------    ------------
          Net sales and operating revenues ..................     $1,717.7       $ 1,255.9
          Cost of sales .....................................      1,550.5         1,122.7
                                                                ------------    ------------
             Gross margin ...................................        167.2           133.2
          Operating expenses ................................         91.7            88.4
          General and administrative expenses ...............         11.6            14.9
                                                                ------------    ------------
             Adjusted EBITDA ................................         63.9            29.9
          Depreciation & amortization .......................         16.9            17.0
          Refinery restructuring and other charges ..........        150.0           142.0
                                                                ------------    ------------
             Operating loss .................................       (103.0)         (129.1)
          Interest expense and finance income, net ..........        (21.7)          (17.1)
          Income tax benefit ................................         73.9            56.7
                                                                ------------    ------------
             Loss from continuing operations ................        (50.8)          (89.5)
          Discontinued operations ...........................         (8.5)             --
                                                                ------------    ----------
             Net loss .......................................        (59.3)          (89.5)
          Preferred stock dividends .........................         (2.5)           (2.5)
                                                                ------------    ------------
             Net loss available to common stockholder .......     $  (61.8)      $   (92.0)
                                                                ============    ============

                          Market Indicators                         For the Three Months
                (dollars per barrel, except as noted)                  Ended March 31,
                                                                ----------------------------
                                                                    2001            2002
                                                                    ----            ----
          West Texas Intermediate (WTI) crude oil ...........     $  28.81        $  21.59
          Crack Spreads (3/2/1):
             Gulf Coast .....................................         5.01            2.80
             Chicago ........................................         5.94            3.68
          Crude Oil Differentials:
             WTI less WTS (sour) ............................         4.08            1.32
             WTI less Maya (heavy sour) .....................        10.62            5.43
             WTI less Dated Brent (foreign) .................         2.90            0.42
          Natural gas (per mmbtu) ...........................         7.00            2.20


                                                                    For the Three Months
          Selected Volumetric and Per Barrel Data                      Ended March 31,
                                                                ----------------------------
          (in thousands of barrels per day, except as noted)       2001            2002
                                                                   ----            ----
          Crude oil and intermediate throughput by refinery:
           Port Arthur:
             Crude oil ......................................         56.4            20.5
             Port Arthur Coker Company intermediates ........        169.9           205.7
                                                                ------------    ------------
                                                                     226.3           226.2
             Lima crude oil .................................        133.1           139.7
             Hartford crude oil .............................         64.5            62.8
             Blue Island crude oil ..........................         15.9            --
                                                                ------------    ------------
               Total throughput .............................        439.8           428.7
          Per barrel of throughput (in dollars):
             Gross margin ...................................     $   4.22        $   3.45
             Operating expenses .............................     $   2.32        $   2.29

                                                       Three Months Ended                            Three Months Ended
                                                         March 31, 2001                                March 31, 2002
                                           -------------------------------------------   -----------------------------------------
      Selected Volumetric Data               Port                             Percent      Port                           Percent
 (in thousands of barrels per day)          Arthur     Midwest      Total     of Total    Arthur    Midwest      Total    of Total
                                           --------   ---------   ---------   --------   --------  ---------   ---------  --------
Feedstocks:
Crude oil throughput
   Sweet                                         --       139.8       139.8       31.4%        --      134.4       134.4      32.3%
   Light/medium sour                           23.9        70.9        94.8       21.3        3.0       60.3        63.3      15.2
   Heavy sour                                  32.5         2.8        35.3        7.9       17.5        7.8        25.3       6.1
                                           --------   ---------   ---------   --------   --------  ---------   ---------  --------
     Total crude oil                           56.4       213.5       269.9       60.6       20.5      202.5       223.0      53.6
PACC intermediate throughput                  169.9          --       169.9       38.1      205.7         --       205.7      49.5
Unfinished and blendstocks                      4.7         1.3         6.0        1.3      (16.7)       3.7       (13.0)     (3.1)
                                           --------   ---------   ---------   --------   --------  ---------   ---------  --------
     Total feedstocks                         231.0       214.8       445.8      100.0%     209.5      206.2       415.7     100.0%
                                           ========   =========   =========   ========   ========  =========   =========  ========

Production:
Light Products:
   Conventional gasoline                       78.2       100.6       178.8       39.7%      72.6      110.9       183.5      43.9%
   Premium and reformulated gasoline           21.4        24.3        45.7       10.2       13.9       15.0        28.9       6.9
   Diesel fuel                                 78.3        49.5       127.8       28.3       64.3       36.9       101.2      24.2
   Jet fuel                                    14.3        18.8        33.1        7.4       26.9       22.7        49.6      11.9
   Petrochemical feedstocks                    21.3        10.1        31.4        7.0       15.9       11.4        27.3       6.5
                                           --------   ---------   ---------   --------   --------  ---------   ---------  --------
     Total light products                     213.5       203.3       416.8       92.6      193.6      196.9       390.5      93.4
 Petroleum coke and sulfur                     15.7         6.5        22.2        4.9        7.4        7.8        15.2       3.6
 Residual oil                                   6.2         4.8        11.0        2.5        9.7        2.9        12.6       3.0
                                           --------   ---------   ---------   --------   --------  ---------   ---------  --------
     Total production                         235.4       214.6       450.0      100.0%     210.7      207.6       418.3     100.0%
                                           ========   =========   =========   ========   ========  =========   =========  ========

First Quarter 2002 Compared to First Quarter 2001

     Overview. Net loss increased $30.2 million to $92.0 million in the first quarter of 2002 from a loss of $61.8 million in the corresponding period in 2001. Operating loss increased $26.1 million to $129.1 million in the first quarter of 2002 from 103.0 million in the corresponding period in 2001.

     Operating loss included pre-tax refinery restructuring and other charges of $142.0 million and $150.0 million for the first quarter of 2002 and 2001, respectively. Excluding the refinery restructuring and other charges, we had operating income of $12.9 million and $47.0 million in the first quarter of 2002 and 2001, respectively. Operating income, excluding the refinery restructuring and other charges, decreased in the first quarter of 2002 compared to the same period in 2001 principally due to significantly weaker market conditions in the first quarter of 2002.

     In January of 2001, we shutdown our refining operations at our Blue Island, Illinois refinery. Our operating results in the first quarter of 2001 include one month of operating results of our Blue Island refinery.

     Net Sales and Operating Revenue. Net sales and operating revenues decreased $461.8 million, or 27%, to $1,255.9 million in the first quarter of 2002 from $1,717.7 million in the corresponding period in 2001. This decrease was mainly attributable to lower prices in the first quarter of 2002 as compared to the same period of 2001 as evidenced by $7.22 per barrel decrease in the average value of WTI.

     Gross Margin. Gross margin decreased $34.0 million to $133.2 million in the first quarter of 2002 from $167.2 million in the corresponding period in 2001. The decrease was principally driven by significantly weaker market conditions in the first quarter of 2002 compared to 2001. Refining margins remained at depressed levels through most of the first quarter of 2002 as high distillate and gasoline inventories and low demand continued. Mild winter weather, decreased air travel compared to historic levels, a weak industrial sector, and an overall sluggish economy resulted in inventories remaining at high levels at 2001 year-end and into the first quarter of 2002. Refining margins recovered somewhat in March 2002 as supply tightened due to heavy maintenance turnaround activity in the industry. The average Gulf Coast and Chicago crack spreads were approximately 40% lower in the first quarter of 2002 than the same period of 2001. The crude oil differentials on sour and heavy sour crude oil were also significantly lower than the prior year. The negative impact on gross margin from depressed crack spreads and crude oil differentials was partially offset by more favorable margins from processing Port Arthur Coker Company's intermediate throughput, which accounted for approximately 50% of our total throughput.

     In February 2002, Port Arthur Coker Company, our affiliate who operates a heavy oil processing facility at our Port Arthur refinery, shutdown its coker unit for ten days for unplanned maintenance. We took advantage of the coker outage to make repairs to the distillate and naphtha hydrotreaters, including turnaround maintenance that was originally planned for later in the year. Throughput rates were restricted by approximately 18,000 barrels per day, or bpd, during this time, but returned to near capacity of 250,000 bpd following the maintenance. In January 2002, we shut down the fluid catalytic cracking
(FCC) unit, gas oil hydrotreating unit and sulfur plant for approximately 39 days at our Port Arthur refinery for planned turnaround maintenance. This turnaround maintenance did not affect throughput rates but did lower gasoline production. We sold more unfinished products during the first quarter of 2002 due to the shutdown. Both the Lima and Hartford refineries experienced restricted crude oil throughput rates during the first quarter of 2002 due to poor refining market conditions.

     In the first quarter of 2001, throughput rates at the Port Arthur refinery were below capacity as units downstream were in start-up operations and did not run at full capacity during the first quarter. In January of 2001, Port Arthur Coker Company's new hydrocracker was brought on-line and its new coker unit and sulfur plant were still in start-up operations, having begun operations in December 2000. In the first quarter of 2001, crude oil throughput rates were below capacity at our Lima refinery due to crude oil delivery delays caused by bad weather in the Gulf Coast as well as at our Hartford refinery due to coker unit repairs. We shutdown the Blue Island refinery operations in January 2001, therefore first quarter 2001 reflected one only month of operations.

     Operating Expenses. Operating expenses decreased $3.3 million to $88.4 million in the first quarter of 2002 from $91.7 million in the corresponding period in 2001. The decrease in the first quarter of 2002 was principally due to significantly lower natural gas prices partially offset by higher repair and maintenance costs at our Port Arthur refinery.

     General and Administrative Expenses. General and administrative expenses increased $3.3 million to $14.9 million in the first quarter of 2002 from $11.6 million in the corresponding period in 2001. The increase was principally due to higher employee benefits particularly related to non-cash compensation expense recognized for stock options granted and employee medical benefit costs.

     Depreciation and Amortization. Depreciation and amortization expenses were relatively flat in the first quarter of 2002 as compared to the same period in 2001.

     Refinery Restructuring and Other Charges. In 2002, we recorded refinery restructuring and other charges of $142.0 million. This charge consisted of a $131.2 million charge related to the announced shutdown of refining operations at the Hartford, Illinois refinery in October 2002, a $15.8 million charge related to the restructuring of our management team, and income of $5.0 million related to the unanticipated sale of a portion of the Blue Island refinery assets previously written off. In 2001, refinery restructuring and other charges consisted of a $150.0 million charge related to the January 2001 closure of the Blue Island, Illinois refinery.

     Hartford Refinery

     In February 2002, we announced that it would shut down refining operations at our Hartford, Illinois refinery in October 2002. Although the Hartford refinery has contributed to our earnings in the past, we have concluded that there is no economically viable manner of reconfiguring the refinery to produce fuels which meet new gasoline and diesel fuel standards mandated by the federal government. Additionally, we intend to pursue all other options, including the sale of the refinery, to mitigate the loss of jobs and refinery capacity in the Midwest. Since the Hartford refinery operation had been only marginally profitable over the last 10 years and since substantial investment would be required to meet new required product specifications in the future, our reduced refining capacity resulting from the shutdown is not expected to have a significant negative impact on net income or cash flow from operations. The only anticipated effect on net income and cash flow in the future will result from the actual shutdown process, including recovery of realizable asset value, and subsequent environmental site remediation, which will occur over a number of years. Unless there is a need to adjust the shutdown reserve in the future, there should be no significant effect on net income beyond 2002.

    A pretax charge of $131.2 million was recorded in the first quarter of 2002. This charge included $73.6 million of non-cash asset write-offs in excess of an estimated $61.0 million net realizable value. The net realizable value was recorded as a current asset on the balance sheet. The total charge also included a reserve for future costs of $57.6 million, consisting of $16.6 million for employee severance, $8.0 million for the safe shutdown of operations, and $33.0 million for site clean-up and other environmental matters.

     Management adopted an exit plan that details the shutdown of the process units at the refinery and the subsequent environmental remediation of the site. The shutdown of the process units is planned to be completed in the fourth quarter of 2002. We estimate that 315 employees, both hourly (covered by collective bargaining agreements) and salaried, will be terminated due to this shutdown, 98% of which will be terminated in October of 2002. The site clean-up and environmental reserve takes into account costs that are reasonably foreseeable at this time. As the site remediation plan is refined and work is performed, further adjustments of the reserve may be necessary.

     Company Management Restructuring

     In February 2002, we began the restructuring of our executive management team and subsequently our administrative functions with the hiring of Thomas D. O'Malley as chairman, chief executive officer, and president and William E. Hantke as executive vice president and chief financial officer. In the first quarter of 2002, related to the resignation of the officers who previously held these positions, we recognized severance expense of $5.0 million and non-cash compensation expense of $5.8 million resulting from modifications of stock option terms. In addition, we incurred a charge of $5.0 million for the cancellation of a monitoring agreement with an affiliate of Blackstone. We will recognize additional expenses in the second quarter of 2002 in relation to the continued restructuring of our administrative functions.

     Interest Expense and Finance Income, net. Interest expense and finance income, net decreased $4.6 million to $17.1 million in the first quarter of 2002 from $21.7 million in the corresponding period in 2001. This decrease related primarily to lower interest rates on our floating rate notes and lower interest expense due to the repurchase of certain securities in the third quarter of 2001.

     Income Tax Benefit. Income tax benefit decreased $17.2 million to $56.7 million in the first quarter of 2002 from $73.9 million in the corresponding period in 2001. The income tax benefit of $73.9 million for 2001 included the effect of a decrease of $30.0 million in the deferred tax valuation allowance. During the first quarter of 2001, we reversed our remaining deferred tax valuation allowance as a result of the analysis of the likelihood of realizing the future tax benefit of our federal and state tax loss carryforwards, alternative minimum tax credits and federal and state business tax credits.

     Discontinued Operations. In 2001, we recorded a pretax charge of $14.0 million, $8.5 million net of income taxes, related to environmental liabilities of the discontinued retail operations. This charge represented an increase in estimate regarding our environmental clean up obligation and was prompted by the availability of new information concerning site by site clean up plans and changing postures of state regulatory agencies.

Outlook

     Market. Refining margins for the second and third quarter of 2002 are expected to be considerably lower than the historical highs seen in 2001. In 2001, we entered the summer driving season with low product inventories and then supply disruptions and unplanned refinery downtimes further limited supply and spiked refining margins, particularly the Chicago crack spread. In 2002, despite the typical demand increase for gasoline as we enter the summer driving season, high inventories and very little projected downtime should provide adequate supply.

     Planned Cost Reductions. As part of our focus on continuing to be a low-cost refiner, in the second quarter of 2002 we implemented a restructuring of our organization that will result in a future reduction of our general and administrative and other costs. We will recognize additional restructuring expenses in the second quarter of 2002 in relation to this initiative.

Liquidity and Capital Resources

Cash Flows from Operating Activities

     Net cash used in operating activities for the three months ended March 31, 2002 was $13.0 million compared to $9.5 million in the year-earlier period. Working capital as of March 31, 2002 was $384.4 million, a 1.69-to-1 current ratio, versus $377.2 million as of December 31, 2001, a 1.86-to-1 current ratio.

     In general, our short-term working capital requirements fluctuate with the price and payment terms of crude oil and refined petroleum products. We have a credit agreement which provides for the issuance of letters of credit up to the lesser of $650 million or the amount of a borrowing base calculated with respect to our cash and eligible cash equivalents, eligible investments, eligible receivables, eligible petroleum inventories, paid but unexpired letters of credit, and net obligations on swap contracts. The credit agreement provides for direct cash borrowings up to $50 million. Borrowings under the credit agreement are secured by a lien on substantially all of our cash and cash equivalents, receivables, crude oil and refined product inventories and trademarks. The borrowing base associated with such facility at March 31, 2002 was $728.6 million with $365.3 million of the facility utilized for letters of credit. As of March 31, 2002, there were no direct cash borrowings under the credit agreement.

     The credit agreement contains covenants and conditions that, among other things, limit our dividends, indebtedness, liens, investments and contingent obligations. We are also required to comply with certain financial covenants, including the maintenance of working capital of at least $150 million, the maintenance of tangible net worth of at least $150 million, and the maintenance of minimum levels of balance sheet cash (as defined therein) of $75 million at all times. The covenants also provide for a cumulative cash flow test that from July 1, 2001 must not be less than zero. In March 2002, we received a waiver regarding the maintenance of the tangible net worth covenant which allows for the exclusion of $120 million of the restructuring charge related to the closure of the Hartford refinery.

     In January 2001, we shutdown the refining operations at our Blue Island, Illinois refinery. The Blue Island restructuring reserve balance and net cash activity as of March 31, 2002 is as follows:

                                                  Reserve as of                 Reserve as of
                                                  December 31,      Net Cash       March 31,
                                                      2001           Outlay          2002
                                                  -------------    ----------   -------------
Employee severance .............................     $   2.1         $  0.9        $   1.2
Plant closure/equipment remediation ............        13.9            1.3           12.6
Site clean-up/environmental matters ............        20.5            1.2           19.3
                                                     -------         ------        -------
                                                     $  36.5         $  3.4        $  33.1
                                                     =======         ======        =======

     The Company expects to spend approximately $16 million in 2002 related to the reserve for future costs, with the majority of the remainder to be spent over the next several years. The site clean-up and environmental reserve takes into account costs that are reasonably foreseeable at this time. As the site remediation plan is finalized and work is performed, further adjustments of the reserve may be necessary.

     In 1999, we sold crude oil linefill in the pipeline system supplying the Lima refinery. An agreement is in place that requires us to repurchase approximately 2.7 million barrels of crude oil in this pipeline system in September 2002 at market prices, unless extended by mutual consent. The Company has hedged the economic price risk related to the repurchase obligation though the purchase of exchange-traded futures contracts.

Cash Flows from Investing Activities

     Cash flows used in investing activities in the three months ended March 31, 2002 were $38.7 million as compared to $43.5 million in the year-earlier period. We classify our capital expenditures into two categories, mandatory and discretionary. Mandatory capital expenditures, such as for turnarounds and maintenance, are required to maintain safe and reliable operations or to comply with regulations pertaining to soil, water and air contamination or pollution and occupational, safety and health issues. Our total mandatory capital and refinery maintenance turnaround expenditure budget, excluding Tier 2 gasoline standards, on-road diesel regulations and the MACT II regulations, is approximately $75 million in 2002, of which $31.4 million has been spent as of March 31, 2002. Discretionary capital expenditures are undertaken by us on a voluntary basis after thorough analytical review and screening of projects based on the expected return on incremental capital employed.

Discretionary capital projects generally involve an expansion of existing capacity, improvement in product yields and/or a reduction in operating costs. Accordingly, total discretionary capital expenditures may be less than budget if cash flow is lower than expected and higher than budget if cash flow is better than expected. Our discretionary capital expenditure budget is approximately $20 million in 2002, of which $7.6 million has been spent as of March 31, 2002. We plan to fund both mandatory and discretionary capital expenditures with cash flow from operations.

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

     Low Sulfur Diesel Standards. In January 2001, the EPA promulgated its on-road diesel regulations, which will require a 97% reduction in the sulfur content of diesel fuel sold for highway use by June 1, 2006, with full compliance by January 1, 2010. The EPA has estimated that the overall cost to fuel producers of the reduction in sulfur content would be approximately $0.04 per gallon. The EPA has also announced its intention to review the sulfur content in diesel fuel sold to off-road consumers. If regulations are promulgated to regulate the sulfur content of off-road diesel, the Company expects the sulfur requirement to be either 500 ppm, which is the current on-road limit, or 15 ppm, which will be the future on-road limit. It is the Company's intent to meet these specifications from the Port Arthur and Lima refineries on a timely basis. The Company estimates capital expenditures in the aggregate through 2006 required to comply with the diesel standards at our Port Arthur and Lima refineries, utilizing existing technologies, is approximately $115 million. More than 90% of the projected investment is expected to be incurred during 2004 through 2006 with the greatest concentration of spending occurring in 2005.

     Maximum Available Control Technology. On April 11, 2002, the EPA promulgated regulations to implement Phase II of the petroleum refinery Maximum Achievable Control Technology rule under the federal Clean Air Act, referred to as MACT II, which regulates emissions of hazardous air pollutants from certain refinery units. We expect to spend approximately $45 million in the next three years related to these new regulations with the greatest concentration of spending likely in 2003 and 2004.

     Our budget for complying with the Tier 2, low sulfur diesel and MACT II regulations is approximately $45 million in 2002, of which $1.4 million has been spent as of March 31, 2002. In conjunction with the work being performed to comply with the above regulations, we have initiated a project to expand the Port Arthur refinery to 300,000 barrels per day of crude oil throughput capacity.

Cash Flows from Financing Activities

     Cash flows used in financing activities for the three months ended March 31, 2002 of $0.4 million was flat with the cash flow used in the same period last year.

     We continue to evaluate the most efficient use of capital and, from time to time, depending upon market conditions, may seek to purchase certain of our outstanding debt securities in the open market or by other means, in each case to the extent permitted by existing covenant restrictions. In May 2002, our parent company, Premcor Inc., completed a public offering of its common stock and committed to using a portion of the proceeds to prepay our 9 1/2% Senior Notes and pay down other debt. On May 3, 2002, our subsidiary, The Premcor Refining Group Inc., or Premcor Refining Group, called for the redemption on its 9 1/2% Senior Notes due 2004. The notes will be redeemed at par on June 3, 2002. Subsequently, we gave notice of redemption on May 8, 2002 with respect to our 10 7/8% Senior Notes due 2005. The notes will be redeemed on June 7, 2002 at 103.625% of their principal amount.

     On April 1, 2002, we exchanged our 11 1/2% exchangeable preferred stock for 11 1/2% subordinated debentures due October 2009. The October 2002 interest payment on these debentures may be made in cash or by issuing additional securities; however, as of April 1, 2003, we will be required to make cash interest payments for these debentures on a semiannual basis. On May 9, 2002, Premcor Inc. effected the purchase of $50.1 million in aggregate principal amount of these debentures at 105.75% of their principal amount. The transaction is expected to settle on May 14, 2002.

     Premcor USA, as a stand-alone company, relies on Premcor Refining Group for substantially all of its liquidity in order to meet its interest and other costs. Subsequent to the redemption of the 10 7/8% notes, Premcor USA's liquidity needs will consist only of the interest payments on its 11 1/2% subordinated debentures and any administrative costs. Premcor USA's ability to access Premcor Refining Group's cash flows from operating activities is limited by covenants governing certain of Premcor Refining Group's outstanding debt securities. Under the most restrictive covenants, Premcor Refining Group is not able to return additional capital to Premcor USA as of March 31, 2002. Cash, cash equivalents, and short-term investments owned by Premcor USA amounted to $25.6 million at March 31, 2002.

     Funds generated from operating activities together with existing cash, cash equivalents and short-term investments and proceeds from asset sales are expected to be adequate to fund existing requirements for working capital and capital expenditure programs for the next year. Due to the commodity nature of our products, our operating results are subject to rapid and wide fluctuations. While we believe that our maintenance of large cash, cash equivalents and short-term investment balances and our operating philosophies will be sufficient to provide us with adequate liquidity through the next year, there can be no assurance that market conditions will not be worse than anticipated. Future working capital, discretionary capital expenditures, environmentally mandated spending and acquisitions may require additional debt or equity capital.

New and Proposed Accounting Standards

     In July 2001, the Financial Accounting Standards Board approved SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses when a liability should be recorded for asset retirement obligations and how to measure this liability. The initial recording of a liability for an asset retirement obligation will require the recording of a corresponding asset that will be required to be amortized. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The implementation of SFAS No. 143 is not expected to have a material impact on our financial position or results of operations.

     The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an exposure draft of a proposed statement of position ("SOP") entitled Accounting for Certain Costs and Activities Related to Property, Plant and Equipment. If adopted as proposed, this SOP will require companies to expense as incurred turnaround costs, which it terms as "the non-capital portion of major maintenance costs." Adoption of the proposed SOP would require that any existing unamortized turnaround costs be expensed immediately. If this proposed change were in effect at March 31, 2002, we would have been required to write-off unamortized turnaround costs of approximately $110 million. Unamortized turnaround costs will change in 2002 as maintenance turnarounds are performed and past maintenance turnarounds are amortized. If adopted in its present form, charges related to this proposed change would be taken in the first quarter of 2003 and would be reported as a cumulative effect of an accounting change, net of income tax, in the consolidated statements of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     We prepared a sensitivity analysis to estimate our exposure to market risk associated with derivative commodity positions. This analysis may differ from actual results. The fair value of each derivative commodity position was based on quoted futures prices. As of March 31, 2002, a 10% change in quoted futures prices would result in a $14 million change to the fair market value of the derivative commodity position and correspondingly the same change in operating income.

PART II. - OTHER INFORMATION

ITEM 1. - Legal Proceedings

     The following is an update of developments during the quarter of material pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our or their property is subject, including environmental proceedings that involve potential monetary sanctions of $100,000 or more and to which a governmental authority is a party.

     Blue Island: Federal and State Enforcement. In September 1998, the federal government filed a complaint, United States v. Clark Refining & Marketing, Inc., alleging that the Blue Island refinery violated federal environmental laws relating to air, water and solid waste. The Illinois Attorney General intervened in the case. The State of Illinois and Cook County had also brought an action several years earlier, People ex rel. Ryan v. Clark Refining & Marketing, Inc., also alleging violations under environmental laws. In the first quarter of 2002, the Company reached an agreement to settle both cases. The consent order in the state case was formally approved and entered by the state court judge on April 8, 2002, and it is anticipated that the federal court will approve the proposed settlement in the second quarter of 2002. The consent order in the federal case requires the payment of $6.25 million as a civil penalty and requires limited ongoing monitoring at the now-idled refinery. The consent order in the state case requires an ongoing tank inspection program along with enhanced reporting obligations and requires that the parties enter a process to complete an appropriate site remediation program at the Blue Island refinery. The consent orders dispose of both the federal and state cases.

     Legal and Environmental Reserves. As a result of its normal course of business, we are a party to a number of legal and environmental proceedings. As of March 31, 2002, we had accrued a total of approximately $74 million, on an undiscounted basis, for legal and environmental-related obligations that may result from the matters noted above and other legal and environmental matters. We are of the opinion that the ultimate resolution of these claims, to the extent not previously provided for, will not have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, an adverse outcome of any one or more of these matters could have a material effect on quarterly or annual operating results or cash flows when resolved in a future period.

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

Exhibit
Number                              Description
------                              -----------
  3.11 Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of 11 1/2% Senior Cumulative Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions thereof (Incorporated by reference to Exhibit 4.1 filed with Premcor USA Inc. (formerly known as Clark USA, Inc.) Registration Statement on Form S-4 (Registration No. 333-42457))

  3.12 Certificate of Amendment, dated July 31, 1998, to Certificate of Designation of the Powers, Prefer- ences and Relative, Participating, Optional and Other Special Rights of 11 1/2 % Senior Cumulative Exchangeable Preferred Stock and Qualifications, Limitations and Restrictions thereof. (Incorporated by reference to Exhibit 3.8 filed with the Company's Annual Report on Form 10-K, for the year ended December 31, 1998 (Commission File No. 1-13514))

  4.1 Indenture, dated as of October 1, 1997, between Premcor USA Inc. (formerly known as Clark USA, Inc.) and Bankers Trust Company, as Trustee, including form of 11 1/2% Subordinated Exchange Debentures due 2009 (Incorporated by reference to Exhibit 4.2 filed with Premcor USA Inc. (formerly known as Clark USA, Inc.) Registration Statement on Form S-4 (Registration No. 333-42457))

  4.2 Supplemental Indenture, dated as of August 10, 1998, to Indenture, dated as of October 1, 1997, between Premcor USA Inc. (formerly known as Clark USA, Inc.) and Bankers Trust Company, as Trustee (Incorporated by reference to Exhibit 4.4 filed with the Company's Annual Report on Form 10-K, for the year ended December 31, 1998 (Commission File No. 1-13514))

  4.3 Indenture, dated as of December 1, 1995, between Premcor USA Inc. (formerly known as Clark USA, Inc.) and The Chase Manhattan Bank, N.A., as Trustee, including the form of 10 7/8% Series B, Senior Notes due December 1, 2005 (Incorporated by reference to Exhibit 4.1 filed with Premcor USA Inc. (formerly known as Clark USA, Inc.) Form 8-K, dated December 1, 1995 (File No. 33-59144))

  4.4 Supplemental Indenture, dated as of August 10, 1998, to Indenture, dated as of December 1, 1995, between Premcor USA Inc. (formerly known as Clark USA, Inc.) and The Chase Manhattan Bank, N.A., as Trustee. (Incorporated by reference to Exhibit 4.6 filed with the Company's Annual Report on Form 10-K, for the year ended December 31, 1998 (Commission file No. 1-13514))

  4.5 Indenture between The Premcor Refining Group Inc. ("PRG") and NationsBank of Virginia, N.A. including the form of 9 1/2% Senior Notes due 2004 (Incorporated by reference to Exhibit 4.1 filed with Clark Oil & Refining Corporation Registration Statement on Form S-1 (File No. 33-50748)).

  4.6 Supplemental Indenture between PRG and NationsBank of Virginia, N.A., dated February 17, 1995 (Incorporated by reference to Exhibit 4.6 filed with USA's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 33-59144)).

  4.7 Indenture between PRG and Bankers Trust Company, dated as of November 21, 1997 including the form of 8 3/8% Senior Notes due 2007 (Incorporated by reference to Exhibit 4.5 filed by PRG, Registration Statement on Form S-4 (File No. 333-42431)).

  4.8 Indenture between PRG and Marine Midland Bank, dated as of November 21, 1997 including the form of 8 7/8% Senior Subordinated Notes due 2007 (Incorporated by reference to Exhibit 4.6 filed by PRG, Registration Statement on Form S-4 (File No. 333-42431)).

  10.1 Employment Agreement, dated as of January 30, 2002, of Thomas D. O'Malley (Incorporated by reference to Exhibit 10.13 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11392)).

  10.3 First Amendment to Employment Agreement, dated February 15, 2002, of Thomas D. O'Malley (Incorporated by reference to Exhibit 10.14 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11392)).

Exhibit
Number                              Description
------                              -----------
  10.4 Employment Agreement, dated as of February 1, 2002, of William E. Hantke (Incorporated by reference to Exhibit 10.16 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11392)).

  10.5 First Amendment to Employment Agreement, dated as of March 18, 2002, of William E. Hantke (Incorporated by reference to Exhibit 10.17 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11392)).

  10.6 Employment Agreement, dated as of March 1, 2002, of Joseph D. Watson (Incorporated by reference to Exhibit 10.18 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11392)).

  10.7    Premcor Inc. 2002 Equity Incentive Plan (Incorporated by reference to
          Exhibit 10.19 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11392)).

  10.8 Premcor Inc. 2002 Special Stock Incentive Plan (Incorporated by reference to Exhibit 10.20 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11392)).

  10.9 Letter Agreement, dated as of February 1, 2002, between Premcor Inc. and Wilkes McClave III (Incorporated by reference to Exhibit 10.21 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11392)).

  10.10 Letter Agreement, dated as of February 1, 2002, between Premcor Inc. and Jefferson F. Allen (Incorporated by reference to Exhibit 10.22 filed with PRG's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-11392)).

(b)  Reports on Form 8-K

          We filed the following reports on Form 8-K during the period covered by this report and up to and including the date of filing of this report:

     (1) a report dated February 5, 2002 (announcing that Premcor Inc. had appointed Thomas D. O'Malley Chairman, Chief Executive Officer and President of Premcor);

     (2) a report dated February 12, 2002 (announcing that Premcor Inc. had announced its fourth quarter and full year results); and

     (3) a report dated February 28, 2002 (announcing Premcor Inc.'s decision to discontinue refining operations at its Hartford, Illinois refinery in October 2002).

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    PREMCOR USA INC.
                                                      (Registrant)




                                           /s/ Dennis R. Eichholz
                                           -------------------------------------
                                           Dennis R. Eichholz
                                           Controller (principal
                                             accounting officer and
                                             duly authorized officer)



May 13, 2002